Form 10KSB
period 2003-03-31
MAYFAIR MINING & MINERALS INC
filed 2003-08-14
CIK 1211526

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended -March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-102117

MAYFAIR MINING & MINERALS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	45-0487294 (Employer Identification No.)

MAYFAIR MINING & MINERALS, INC.
South Lodge, Paxhill Park
Lindfield, West Sussex, UK
RH16 2QY
(Address of principal executive offices, including zip code.)

44-(1444)-482872
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	[ ]	NO	[X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State issuer's revenues for its most recent fiscal year. 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of August 14, 2003 is 0. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. August 12, 2003 - 7,000,000 shares of common stock .

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ; No X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on August 14, 2002. We own a mining interest on the property located in British Columbia. We maintain our statutory registered agent's office at 4745 Caughlin Parkway, Ste. 200, Reno, Nevada, USA, 89509, and our business office is located at South Lodge, Paxhill Park, Lindfield, West Sussex, UK, RH16 2QY. Our telephone number is 44-(1444)-482872. Our offices are donated rent-free by our President. There is no monthly rental.

Background

In October of 2002, we acquired the rights to explore the mineral property in British Columbia containing six one unit claims in the name of Clive de Larrabeiti by acquiring it from Locke Goldsmith. Mr. Goldsmith is not an affiliate of the Company or its directors or officers. It cost us $441. The claims are recorded in Mr. de Larrabeiti's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed for a consideration of $10, the cost to transfer the claims, paid by us to Mr. de Larrabeiti.

Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 (Canadian Dollars) and file other documents since we are a foreign corporation in Canada. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. On the same day, Mr. de Larrabeiti also executed a Statement of Trustee declaring that he holds the title of the property in trust for the Company, and will deliver full title on demand to the Company. Should Mr. de Larrabeiti transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. de Larrabeiti will be liable to us for monetary damages for breach of his warranty of title. We have decided that if silver, lead and zinc are discovered on the property and it is economical to remove these, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record the deed is solely within our province. The property was chosen by Clive de Larrabeiti. Should we determine not to proceed with our planned business operations, we will revert the claims back to Mr. de Larrabeiti for a consideration of $10, the cost to transfer the claims, which will be paid by Mr. de Larrabeiti to us. The deed on the property on which we own mining interests has not been registered in our name. The recorded owner will have superior title to the property.

The property is located in an area where exploration dates from 1891. According to MINDEP Computer Files at the University of British Columbia, silver, lead and zinc were found in the claims adjacent to the property. We plan to perform a modern exploration program over the claims.

To date we have not performed any work on the property on which we own mining interests. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists on the property on which we own mining interests until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Location and Access

The property is located on the lower slope of Whitewater Mountain at the north end of the Kokanee Range in the Selkirk Mountains. Highway 31A passes through the south part of the property, approximately 17 kilometres east of the Village of New Denver. Another accessible road departs northerly from Highway 31A at Retallack and enters the east-central part of the property. Various trails provide additional access.

Claim Status

The following is a list of the claims:

Claim Name	Units	Tenure Number	Current Expiry Date
Silver Stone 1	1	301217	June 10, 2004
Silver Stone 2	1	301218	June 10, 2004
Silver Stone 3	1	301225	June 10, 2004
Silver Stone 4	1	301226	June 10, 2004
Silver Stone 5	1	301227	June 10, 2004
Silver Stone 6	1	301228	June 10, 2004

In order to maintain the title of the claims the holder must either record the exploration work carried out during the current anniversary year or pay cash in lieu. Value of work or cash in lieu required is $200 (Canadian Dollars) per unit per year.

Work performed must equal or exceed the minimum specified value per unit; excess value of work in one year can be applied to cover work requirements for additional years.

Physiography

The property lies between elevations of 1070 and 1650 metres. Vegetation is light at higher elevations to heavy at lower elevations. There is ample water and timber within the property to support all phases of exploration.

The property is usually snow-free from June through November, allowing a five to seven month exploration season. The property is within easy commuting distance of New Denver, which has grocery stores, restaurants, motel and banking facilities. The City of Nelson, which is one hour and a half by road to the south, is the nearest major center.

The source of power utilized on the property, if required during the three phases of exploration, will be portable diesel.

Property Geology

The Slocan Group of Jurassic age rocks which underlie most of the claims are composed of rocks, sand, clay, and mixtures of sand and clay, now solidified into sandstone (quartzite), claystone (slate) and an admixture of the two (argillite).

The original horizontal beds of various rocks have been tilted by processes of earth movement so that the beds are now on edge, with the long axis of the edges oriented in a north-northwesterly direction, with the slope so measured on the tops of the beds variable to the northeast and southwest. Intrusive rocks of variable composition have been injected into and are younger than Slocan Group rocks.

History of Previous Work

Our claims are in a historic mining district and are located between three former silver, lead and zinc producing mines. There is, however, no recorded history of prior exploration on our claims. No mineralization is known on our claims.

Our Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on the property on which we own mining interests and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate the property on which we own mining interests. We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We will have an independent geologist to oversee and conduct the exploration on the property on which we own mining interests. To date, we have not chosen a geologist because we do not need one at this time. Upon closing of this offering, we will hire an independent geologist.

The independent geologist will supervise the exploration program on the property. Upon completion of each phase of the program, the independent geologist will analyse the results in the form of a geological report that will contain recommendations for either continued exploration of the property or abandonment of the claims. These recommendations will be based on the independent geologist's assessment of the potential of the property to host an economic mineral deposit based on results from exploration performed on the property.

We intend to implement an exploration program and intend to proceed in the following phases:

Phase 1 is expected to cost $10,000 and is planned to include measurement of regular spacings from a reference location for sample sites, preliminary examination and description of rock and mineral types for use in preparation of maps which show the location and features of each rock or mineral occurrence, if present, and collection of rock and soil samples at the sites which have been measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Phase 1 will take approximately one and a half months. We will rely on an independent consulting geologist's report based on his laboratory analysis. When we need this report, we will hire a geologist.

Subject to the results of the report provided by the geologist of Phase 1, we will continue to Phase 2. The Phase 2 program will consist of a detailed description of rock and mineral types for use in preparation of maps which show the location and features of each rock or mineral occurrence, if present. Phase 2 will also consist of a collection of rock and soil samples at additional sites which may be measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Digging pits or trenches through soil to expose rock for purposes of sampling and description of rock or mineral occurrences might be part of the program. Trenches or pits could be 1 to 2 metres deep and could be from several metres to a hundred or more metres in length. A budget of $35,000 is estimated for Phase 2. Phase 2 will take approximately three months.

We filed a registration statement on December 23, 2002 in the Form SB-2 under the Securities Act of 1933, which was effective on July 10, 2003. This registration statement is for a public offering of our shares of common stock for a minimum amount of $40,000 and a maximum of $150,000. If we raise the maximum amount of this offering, before October 15, 2003, we will start Phase 1. We would complete Phase 1 at the end of November, 2003. If the Offering was completed before October 15, 2003 and Phase 1 was completed, we would start Phase 2 at the beginning of June, 2004 and complete Phase 2 at the end of August, 2004. We would then start Phase 3 at the beginning of September, 2004 and suspend work on Phase 3 at the end of November, 2004. We would then resume work on the property at the beginning of June, 2005 to the end of August, 2005. We cannot work on the property during the months of December through May as there is no access to the property because of snow in the region. We are not required to receive a permit for Phase 1. For Phase 2, the Ministry of Energy and Mines of BC issues a permit in approximately two weeks. If we would be unable to obtain or delayed in obtaining the permit on time, Phase 2 would have to be delayed and so would Phase 3, although we do not believe we will be unable to obtain or delayed in obtaining the permit.

Subject to the results provided by the geologist's report based on his laboratory analysis, of Phase 2, we will continue to Phase 3. Phase 3 is aimed at defining the depth, the width, the length, the tonnage, and the value per ton of any mineral body. Phase 3 will take about 6 months and cost up to $50,000. If the geologist based on his laboratory analysis, advises in his report that he recommends us not to proceed with the next Phase of the project, we will explore other mining properties.

The budget for each phase of this project includes the cost of hiring the geologist.

If we find mineralized materials, we intend to develop the reserves ourselves, and/or bring in other interested parties or partners. We plan to raise more money through private placements, public offerings or by bringing in other partners.

Competitive Factors

The mining industry is fragmented. We compete with other exploration companies looking for silver, lead and zinc. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the silver, lead and zinc mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from the property on which we own mining interests. Readily available silver, lead and zinc markets exist in Canada and around the world. Therefore, we will be able to sell any silver, lead and zinc that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulations. This Act sets forth rules for locating claims, posting claims, working claims and reporting work performed.

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Phase I of our exploration program does not require a permit, from the British Columbia Government or agent of the British Columbia Government.

Phase II of our exploration program requires a permit, at no cost, from the district inspector, a provincial government agent. If there is a disturbance to the land, the Ministry of Energy and Mines of British Columbia may request a bond at their discretion. Exploration work that requires permitting includes:

  drilling, trenching and excavating using machinery;
  blasting;
  disturbance of ground by mechanical means;
  construction, modification, deactivation and reclamation of an exploration access;
  induced polarization surveys using exposed electrodes;
  site reclamation.

We are also required to give written or verbal notification to the district inspector prior to the commencement of exploration activities.

We are required to reclaim our mining claims after we have completed our exploration program. We must remove the garbage, drums of fuel, clean the spills and fill in the open trenches.

If our exploration program is successful and we decide to commence mineral production, we are required to submit to the Mines Branch District Manager a permit application for the project with a project report. Upon approval of the application, the Company will receive a Project Approval Certificate and a Mines Act Permit. Upon the receipt of the Mines Act Permit, we will commence mineral production.

Environmental Law

We are subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration of mining properties. Its goals are to protect the environment through a series of regulations affecting Health, Safety, Archaeological Sites and Exploration Access.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and if exploration is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river or lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the full cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the Act and will continue to comply with the Act in the future. We believe that compliance with the Act will not adversely affect our business operations in the future.

Employees

Initially, we intend to use the services of subcontractors for manual labor and exploration work on the property on which we own mining interests. Our only technical employees will be Clive de Larrabeiti and Michael Smith, our officers and directors.

Available Information and Reports to Securities Holders

We are subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Our filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTIES.

In October 2002, Clive de Larrabeiti, our officer and director, entered into an agreement with Locke Goldsmith, an unrelated third party, to acquire the rights to explore the mineral property in British Columbia containing six one unit claims located on the lower slope of Whitewater Mountain at the North end of the Kokanee Range in the Selkirk Mountains, Slocan Mining Division, British Columbia, Canada. The claims were conveyed by Mr. Goldsmith to Mr. de Larrabeiti. The claims are recorded in Mr. de Larrabeiti's name, however, title to the claims has been conveyed to us by an unrecorded deed.

Our administrative office is located at South Lodge, Paxhill Park, Lindfield, West Sussex, UK, RH16 2QY, telephone 44-(1444)-482872 and our registered statutory office is located at 4745 Caughlin Parkway, Ste. 200, Reno, Nevada, USA 89509. Our administrative office is donated rent-free by our president.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

As of March 31, 2003 we had three shareholders of record of our common stock, who are Clive de Larrabeiti, Michael Smith and Ali Abood.

Market Information

There is no public trading market for our common shares. No common shares of our company are subject to outstanding options or warrants to purchase. No securities are convertible into common shares. The number of common shares that could be sold pursuant to Rule 144 of the Securities Act are the common shares held by Clive de Larrabeiti, Michael Smith and Ali Abood, which total 7,000,000 common shares.

On December 23, 2002, we filed with the Securities and Exchange Commission our first public offering which the Securities and Exchange Commission deemed effective on July 10, 2003.

Through our public offering we intend to issue a minimum of 400,000 shares of common stock and a maximum of 1,500,000 shares of common stock. We have just commenced our public offering. As of August 12, 2003, we have not yet issued any shares. There is no underwriter for our first public offering.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Some discussions in this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration-stage company, and have not yet generated or realized any revenues from our business operations. We are not a blank check company. We have no intentions of merging with any other companies or allowing ourselves to be acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the Rules of the Securities Act of 1933. We must raise cash in order to implement our plan and stay in business.

To meet our needs for cash we are attempting to raise money from our public offering filed with the Securities and Exchange Commission which was effective July 10, 2003. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied to this offering and exploration. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

If we raise the maximum amount of this offering prior to October 15, 2003, we will begin Phase 1 and complete Phase 1 at the end of November, 2003. Phase 1 would take approximately 1 and 1/2 months and cost $10,000. We would then start Phase 2 at the beginning of June, 2004 and complete Phase 2 at the end of August, 2004. Phase 2 would take approximately 3 months and would cost $35,000. We would start Phase 3 at the beginning of September, 2004 and complete Phase 3 at the end of August, 2005. Phase 3 would take approximately 6 months and would cost $50,000. We cannot work from December to May because of bad weather conditions. If we complete this offering, we will not need any more funding for Phases 1, 2 and 3. If we do not complete the offering, then we will have to raise more money through private placements, public offerings or by bringing in other partners. The money we raise from this offering will determine how long we can satisfy our cash requirements. If we do not raise enough funds, the Company will have to raise additional funds within the next 12 months.

If the results of Phase 1 or 2 are not successful and we choose not to continue Phase 2 or 3, we will seek to acquire other claims for exploration as we are an exploration company. We will not acquire claims from related parties.

We may not be able to continue for the next 12 months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated unless and until silver, lead and zinc are discovered on the property in which we have an interest. Accordingly, we must raise cash from other than the sale of the silver, lead and zinc. We will be conducting research in connection with the exploration of property on which we own mining interests. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees. Before completing the offering, our officers and directors will pay the costs associated with the operation, which include the offering expenses, as an interest free loan to the Company. Mr. de Larrabeiti in an Agreement with the Company dated April 20, 2003 agrees to provide interim financing up to $45,000 by free loans to the Company to satisfy the Company's current cash requirement and not to demand repayment of the loans except the loans used for the offering expenses prior to the completion of the offering. These will be re-paid from the proceeds of this offering.

Without assuming any funding from this offering and assuming the $45,000 to be provided from Mr. de Larrabeiti, we can satisfy our cash requirements for the next twelve months. As of the date of this report, Mr. de Larrabeiti has loaned to us $16,536.

Limited Operating History-Need for Additional Cash

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration-stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our claims, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct research and exploration of the property on which we own mining interests before we start production of any minerals we may find. We are seeking equity financing to provide the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue to explore or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception to March 31, 2003.

We just recently acquired our mining interest on a property located in British Columbia and will commence the research and exploration of our mining operations on that property.

Since inception, Mr. de Larrabeiti has advanced to us the total sum of $16,536 for our corporate costs, mining interest acquisition costs and offering expenses required before the completion of the offering, and we issued 7,000,000 shares of common stock to raise money. Net cash provided by financing activities from inception to March 31, 2003, was $7,000, as a result of proceeds received from share subscriptions.

The amount of $6,215 that was paid for professional fees is broken down as follows:

Paid to lawyers regarding Sb-2	$5,000
Paid to lawyers to incorporate company and other corporate matters	$1,215
Total	$6,215

The amount $6,215 paid for professional fees and the amount of $441 paid for the acquisition of the claims totals $6,656.

Liquidity and Capital Resources

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $16,536, which is used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan does not bear interest and has not been repaid as of the date hereof and it is not due on a specific date. Mr. de Larrabeiti will accept repayment from us when the money is available. Mr. de Larrabeiti entered into an agreement with the Company on April 20, 2003 whereby he agrees not to demand the repayment from the proceeds of this offering except from the offering expenses that have been paid by loans before completion of this offering.

As of March 31, 2003, our total assets were $20,322, and our total liabilities were $77.

ITEM 7. FINANCIAL STATEMENTS

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT	F-1
FINANCIAL STATEMENTS
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Stockholder's Equity (Deficit)	F-4
Statement of Cash Flows	F-5
NOTES TO THE FINANCIAL STATEMENTS	F-6 - F-8

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2003

(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Shareholders

Mayfair Mining & Minerals, Inc.

(An Exploration Stage Company)

We have audited the balance sheet of Mayfair Mining & Minerals, Inc. (an exploration stage company) as at March 31, 2003, and the statements of loss, cash flows, and shareholders' equity for the period from August 14, 2002 (date of inception) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2003, and the results of its operations and cash flows for the period from August 14, 2002 (date of inception) to March 31, 2003, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $3,291 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C. "Morgan & Company"

July 18, 2003 Chartered Accountants

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

BALANCE SHEET

(Stated in U.S. Dollars)
MARCH 31
2003

ASSETS

Current
Cash	$6,748

Deferred Share Issue Costs	13,574

$20,322

LIABILITIES

Current
Accounts payable and accrued liabilities	$77

SHAREHOLDERS' EQUITY

Share Capital
Authorized:
75,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
7,000,000 Common shares at March 31, 2003	7,000

Additional paid-in capital	16,536

Deficit Accumulated During The Exploration Stage	(3,291)
20,245

$20,322

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

STATEMENT OF LOSS

(Stated in U.S. Dollars)
FROM DATE
OF INCEPTION
AUGUST 14
2002 TO
MARCH 31
2003

Expenses
Office and sundry	$135
Organizational costs	1,215
Professional fees	1,500
Mineral property acquisition costs (Note 3)	441

Net Loss For The Period	$3,291

Basic And Diluted Loss Per Share	$0.01

Weighted Average Number Of Shares Outstanding	7,000,000

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
FROM DATE OF
INCEPTION
AUGUST 14
2002 TO
MARCH 31
2003
Cash Flows From Operating Activities
Net loss for the period	$(3,291)

Adjustments To Reconcile Net Income To Net Cash Used By Operating Activities
Accounts payable	77
(3,214)

Cash Flows From Financing Activities
Share capital issued	7,000
Deferred share issue costs	(13,574)
Related party loan payable (Note 5)	16,536
9,962

Increase In Cash	6,748

Cash, Beginning Of Period	-
Cash, End Of Period	$6,748

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS' EQUITY

MARCH 31, 2003
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	7,000,000	$7,000	$-	$-	$7,000
Related party loan payable contributed as capital (Note 4)	-	-	16,536	-	16,536
Net loss for the period	-	-	-	(3,291)	(3,291)

Balance, March 31, 2003	7,000,000	$7,000	$16,536	$(3,291)	$20,245

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003
(Stated in U.S. Dollars)

1.  NATURE OF OPERATIONS

  a)    Organization

        The Company was incorporated in the State of Nevada, U.S.A., on August 14, 2002.

  b)    Exploration Stage Activities

        The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

  c)    Going Concern

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

        As shown in the accompanying financial statements, the Company has incurred a net loss of $3,291 for the period from inception, August 14, 2002, to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.  SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  a)    Organizational and Start Up Costs

        Costs of start up activities, including organizational costs, are expensed as incurred.

  b)    Deferred Share Issue Costs

        The Company defers all direct costs of obtaining proceeds from a public offering to be deducted from additional paid-in capital upon completion of the public offering.

  c)    Mineral Property Acquisition Payments and Exploration Costs

        The Company expenses all costs related to the acquisition and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

  d)    Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

  e)    Foreign Currency Translation

        The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

    i)    monetary items at the rate prevailing at the balance sheet date;

    ii)   non-monetary items at the historical exchange rate;

    iii)   revenue and expense at the average rate in effect during the applicable accounting period.

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

  f)    Income Taxes

       The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  g)    Basic and Diluted Loss Per Share

       In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.  MINERAL PROPERTY INTEREST

    The Company has acquired a 100% interest in six mineral claims located in the Slocan Mining Division of British Columbia, Canada.

4.  RELATED PARTY LOAN PAYABLE

    The loan, which is owing to a director and principal shareholder, is unsecured and interest free with no specific terms of repayment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2003, included in this report have been audited by Morgan and Company, Chartered Accountants, P.O. Box 10007, Pacific Centre, Suite 1488 - 700 West Pender Street, Vancouver, BC, V7Y 1A1.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Each of our directors is elected by stockholders for a term of one year and serves until his successor is elected and qualified. Each of our officers is elected by the board of directors for a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident Address	Age	Positions
Clive de Larrabeiti, South Lodge, Paxhill Park, Lindfield, West Sussex, UK, RH16 2QY	53	President, Secretary, Treasurer and Director
Michael Smith Ballechin Home Farm, Ballinluig by Pitlochry, Perthshire, PH9 0LW Scotland, UK	59	Director
Paul Chung 2020 No. 4 Road, Richmond, BC, V6X 2L3	45	Director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Clive de Larrabeiti has been our President, Secretary, Treasurer and member of our board of directors since the inception of our business. Mr. de Larrabeiti has devoted approximately 20% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. de Larrabeiti has been involved in the finance industry and public equity markets in Europe and North America for 22 years.

Since September, 2002, he has been a Vice-President and Officer of Miranda Gold Corp., a natural resource company listed on the TSX Venture Exchange (the "TSX") (MAD:TSX)

Since September, 2002, he has been a corporate consultant with Senate Capital Group, a venture capital company in British Columbia, Canada.

From July, 1998 until March, 2002, he was a Director and Vice-President of Net Nanny Software International Inc., listed on the TSX and the OTCBB (NNS:TSX, NNSWF:OTCBB) suspended).

Dr. Michael Smith has been a member of our board of directors since the inception of our business. Dr. Smith has devoted approximately 10% of his time to our business and intends to devote this amount of time in the future.

Dr. Smith was awarded a First Class Honours Bachelors Degree in Geology from Durham University of the UK in 1965. He received a PH. D. in Geology from Strathclyde University of the UK in 1974.

Dr. Smith is a Fellow of the Institution of Mining, Metallurgy and Materials of the UK, a Chartered Engineer of the Confederation of Engineering Institutions in the UK, a Euro Engineer of FEANI (Federation European Associations National Ingineurs), a Member of the Irish Association of Exploration Geologists and a Member of the Gemmological Association of the UK.

Since 1995 he is the owner of Natural Resources Developments, a company in the UK providing gold and precious stones consultancy to international clients as well as to agencies of the European Commission and the World Bank.

Dr. Smith has provided geological evaluations, reserves assessment and geological consultancy in Africa, Europe and North and South America.

Mr. Paul Chung has been a member of our board of directors since the inception of our business. Mr. Chung has devoted approximately 2% of his professional time to our business and intends to continue to devote this amount of time in the future.

Paul Chung received a Bachelor of Science (Geology) degree from the University of British Columbia in 1981.

Mr. Chung received an MBA from Athabasca University, Alberta, Canada in 2001.

Mr. Chung has been involved in venture capital markets through his involvement in various public and private companies. Since 1994 he has been a director of TNR Resources Ltd., a natural resource exploration company which is listed on the TSX (TRR:TSX).

Since 1998 he has been a director of Secureview Systems Inc., a natural resource and remote control video camera company which trades on the OTCBB (SCVWF:OTCBB).

Since 1984 he has been the President of Boa Services Ltd., a private company in British Columbia providing management consulting services.

Since 2001 he has been the President of Clear Energy Systems Inc., a private start-up company in Phoenix, Arizona for the production of power generators.

Since 1988, Mr. Chung has been President of Icon Management Ltd., a private British Columbia Company, 100% wholly owned by Mr. Chung. Icon Management provides administrative and management services to clients.

Conflicts of Interest

We believe that Messrs. de Larrabeiti and Chung will be subject to conflicts of interest. The conflicts of interest arise from their relationships with other mining operations. In the future, Messrs. de Larrabeiti and Chung will continue to be involved in the mining business for other entities and their involvement could create a conflict of interest. At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional mining properties. The only conflicts we foresee are Messrs. de Larrabeiti's and Chung's devotion of time to mining projects that do not involve us.

Specifically, Mr. de Larrabeiti is a Vice-President of Miranda Gold Corp. and Mr. Chung is a director of TNR Resources Ltd. and Secureview Systems Inc., all of which are involved in the mining business.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our officers and directors: (1) have filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment not subsequently reversed, suspended or vacated; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") from inception of the Company to March 31, 2003, its most recent fiscal year.

Summary Compensation Table
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Clive de Larrabeiti President, Secretary-Treasurer & Director	2003	0	0	0	0	0	0	0

[1] All compensation received by our sole officer and director has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our sole officer and director.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by our officers or directors in fiscal 2003.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salary to our sole officer until such time as we generate sufficient revenues to do so, or raise additional funds. As of the date hereof, we have not entered into an employment contract with our sole officer and we do not intend to enter into any employment contracts until such time as it is profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 12, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our director and executive officer individually, and our sole director and officer as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount of Shares and Nature of Beneficial Ownership of Shares	Position	Percentage of Ownership
Clive de Larrabeiti	5,000,000	President, Secretary/Treasurer & Director	71.43
Michael Smith	1,000,000	Director	14.29
Ali Abood	1,000,000	Shareholder	14.29
Paul Chung	0	Director	0
Total	7,000,000		100
All Officers and Directors as a Group (2 persons)	6,000,000		85.71

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In August 2002, we issued a total of 6,000,000 shares of restricted common stock to Mr. Clive de Larrabeiti and Mr. Michael Smith, officers and directors of the company for the sum of $6,000. We also issued a total of 1,000,000 shares of restricted common stock to Mr. Ali Abood for the sum of $1,000.

Since our inception, Mr. de Larrabeiti advanced demand loans to us in the total sum of $16,536, which were used for organizational, start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loans are demand loans having no specific due date and do not bear interest and have not been repaid as of the date hereof.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks has been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-102117 on December 23, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Bill of Sale Absolute
Statement of Trustee
Deed
Agreement between Clive de Larrabeiti and the Company
Agreement between Locke Goldsmith and Clive de Larrabeiti
Escrow Agreement

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended March 31, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2003.

MAYFAIR MINING AND MINERALS, INC. (Registrant)

BY:	/s/ Clive de Larrabeiti
Clive de Larrabeiti, President, Secretary/Treasurer, Principal Financial Officer and Director
BY:	/s/ Paul Chung
Paul Chung

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date
/s/ Clive de Larrabeiti Clive de Larrabeiti	President, Secretary/ Treasurer, Principal Financial Officer and Director	08/12/2003
/s/ Paul Chung Paul Chung	Director	08/12/2003

CERTIFICATIONS

I, Clive de Larrabeiti, certify that:

1. I have reviewed this annual report on Form 10-KSB of MAYFAIR MINING & MINERALS, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003

By:	/s/ Clive de Larrabeiti Clive de Larrabeiti, President, Secretary/Treasurer, Principal Financial Officer

I, Paul Chung, certify that:

1. I have reviewed this annual report on Form 10-KSB of MAYFAIR MINING & MINERALS, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003

By:	/s/ Paul Chung Paul Chung, Director