Form 10QSB
period 2003-06-30
MAYFAIR MINING & MINERALS INC
filed 2003-08-14
CIK 1211526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-102117

MAYFAIR MINING & MINERALS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-0487294 (IRS Employer Identification No.)
South Lodge, Paxhill Park, Lindfield, West Sussex, UK RH16 2QY (Address of principal executive offices)
44-(1444)-482872 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of August 12, 2003: 7,000,000 common shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended June 30, 2003 have been prepared by the Company.

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

(Stated in U.S. Dollars)

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)
(Stated in U.S. Dollars)
	JUNE 30	MARCH 31
	2003	2003
		(Audited)
ASSETS
Current
Cash	$3,763	$6,748
Deferred Share Issue Costs	13,574	13,574
	$17,337	$20,322
LIABILITIES
Current
Accounts payable and accrued liabilities	$77	$77
SHAREHOLDERS' EQUITY

Share Capital
Authorized:
75,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
7,000,000 Common shares at June 30, 2003 and March 31, 2003	7,000	7,000
Additional paid-in capital	16,536	16,536
Deficit Accumulated During The Exploration Stage	(6,276)	(3,291)
	17,260	20,245
	$17,337	$20,322

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS

(Unaudited)
(Stated in U.S. Dollars)
		CUMMULATIVE
		FROM
		DATE OF
	THREE	INCEPTION
	MONTHS	AUGUST 14
	ENDED	2002 TO
	JUNE 30	JUNE 30
	2003	2003

Expenses
Office and sundry	$96	$231
Organizational costs	-	1,215
Professional fees	1,959	3,459
Mineral property acquisition costs (Note 4)	930	1,371

Net Loss For The Period	$2,985	$6,276
Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares Outstanding	7,000,000	7,000,000

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)
(Stated in U.S. Dollars)
		CUMMULATIVE
		FROM
		DATE OF
	THREE	INCEPTION
	MONTHS	AUGUST 14
	ENDED	2002 TO
	JUNE 30	MARCH 31
	2003	2003
Cash Flows From Operating Activities
Net loss for the period	$(2,985)	$(6,276)

Adjustments To Reconcile Net Income To Net Cash Used By Operating Activities
Accounts payable	-	77
	(2,985)	(6,199)
Cash Flows From Financing Activities
Share capital issued	-	7,000
Deferred share issue costs	-	(13,574)
Related party loan payable (Note 5)	-	16,536
	-	9,962
(Decrease) Increase In Cash	(2,985)	3,763
Cash, Beginning Of Period	6,748	-
Cash, End Of Period	$3,763	$3,763

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)
				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	7,000,000	$7,000	$-	$-	$7,000
Related party loan payable contributed as capital (Note 5)	-	-	16,536	-	16,536
Net loss for the period	-	-	-	(3,291)	(3,291)

Balance, March 31, 2003	7,000,000	7,000	16,536	(3,291)	20,245

Net loss for the period	-	-	-	(2,985)	(2,985)

Balance, June 30, 2003	7,000,000	$7,000	$16,536	$(6,276)	$17,260

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

INTERIM NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

The interim financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2003 audited financial statements and notes hereto.

2.  NATURE OF OPERATIONS

a)  Organization

    The Company was incorporated in the State of Nevada, U.S.A., on August 14, 2002.

b)  Exploration Stage Activities

    The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

c)  Going Concern

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

    As shown in the accompanying financial statements, the Company has incurred a net loss of $6,276 for the period from inception, August 14, 2002, to June 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

INTERIM NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

(Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES

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

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

INTERIM NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)
(Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

g)  Basic and Diluted Loss Per Share

    In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.  MINERAL PROPERTY INTEREST

    The Company has acquired a 100% interest in six mineral claims located in the Slocan Mining Division of British Columbia, Canada.

MAYFAIR MINING & MINERALS, INC.
(An Exploration Stage Company)

INTERIM NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)
(Stated in U.S. Dollars)

5.  RELATED PARTY LOAN PAYABLE

    The loan, which is owing to a director and principal shareholder, is unsecured and interest free with no specific terms of repayment.

ITEM 6. Management's Discussion and Analysis of Plan of Operations.

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

We may not be able to continue for the next 12 months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated unless and until silver, lead and zinc are discovered on the property in which we have an interest. Accordingly, we must raise cash from other than the sale of the silver, lead and zinc. We will be conducting research in connection with the exploration of property on which we own mining interests. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees. Before completing the offering, our officers and directors will pay the costs associated with the operation, which include the offering expenses, as an interest free loan to the Company. Mr. de Larrabeiti in the Agreement with the Company dated April 20, 2003 agrees to provide interim financing up to $45,000 by free loans to the Company to satisfy the Company's current cash requirement and not to demand repayment of the loans except the loans used for the offering expenses prior to the completion of the offering. These will be re-paid from the proceeds of this offering.

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

From Inception to June 30, 2003.

We just recently acquired our mining interest on a property located in British Columbia and will commence the research and exploration of our mining operations on that property.

Since inception, Mr. de Larrabeiti has advanced to us the total sum of $16,536 for our corporate costs, mining interest acquisition costs and offering expenses required before the completion of the offering, and we issued 7,000,000 shares of common stock to raise money. Net cash provided by financing activities from inception to June 30, 2003, was $7,000, as a result of proceeds received from share subscriptions.

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

As of June 30, 2003, our total assets were $17,337, and our total liabilities were $77.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
10.1*	Bill of Sale Absolute
10.2*	Statement of Trustee
10.3*	Deed
10.4*	Agreement between Clive de Larrabeiti and the Company
10.5*	Agreement between Locke Goldsmith and Clive de Larrabeiti
10.6*	Escrow Agreement
*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated December 25, 2002, and incorporated herein by this reference.

(b) No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2003

MAYFAIR MINING & MINERALS, INC.
BY: /s/ Clive de Larrabeiti Clive de Larrabeiti President and Director (who also performs the function of principal financial officer and principal accounting officer)
BY: /s/ Paul Chung Paul Chung A Director

I, Clive de Larrabeiti, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Mayfair Mining & Minerals, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Clive de Larrabeiti" Clive de Larrabeiti President and Director (who also performs the function of principal financial officer and principal accounting officer) August 12, 2003

I, Paul Chung, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Mayfair Mining & Minerals, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Paul Chung" Paul Chung A Director August 12, 2003