Form 10QSB
period 2003-09-30
MAYFAIR MINING & MINERALS INC
filed 2003-11-14
CIK 1211526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2003

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

Outstanding as of November 14, 2003: 7,000,000 common shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended September 30, 2003 have been prepared by the Company.

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

(Stated in U.S. Dollars)

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	SEPTEMBER 30	MARCH 31
	2003	2003
		(Audited)
ASSETS

Current
Cash	$2,033	$6,748

Deferred Share Issue Costs	19,416	13,574

	$21,449	$20,322

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,204	$77

SHAREHOLDERS' EQUITY

Share Capital
Authorized:
75,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
7,000,000 Common shares at September 30, 2003 and March 31, 2003	7,000	7,000

Additional paid-in capital	23,611	16,536

Share subscription received	1,000	-

Deficit Accumulated During The Exploration Stage	(13,366)	(3,291)
	18,245	20,245

	$21,449	$20,322

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE	CUMULATIVE
			FROM DATE	FROM DATE
	THREE	SIX	OF INCEPTION	OF INCEPTION
	MONTHS	MONTHS	AUGUST 14	AUGUST 14
	ENDED	ENDED	2002 TO	2002 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2003	2003	2002	2003

Expenses
Office and sundry	$881	$977	$-	$1,112
Organizational costs	-	-	1,015	1,215
Professional fees	6,209	8,168	-	9,668
Mineral property acquisition costs (Note 4)	-	930	-	1,371

Net Loss For The Period	$7,090	$10,075	$1,015	$13,366

Basic And Diluted Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number Of Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE	CUMULATIVE
			FROM DATE	FROM DATE
	THREE	SIX	OF INCEPTION	OF INCEPTION
	MONTHS	MONTHS	AUGUST 14	AUGUST 14
	ENDED	ENDED	2002 TO	2002 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2003	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(7,090)	$(10,075)	$(1,015)	$(13,366)

Adjustments To Reconcile Net Income To Net Cash Used By Operating Activities
Accounts payable	3,127	3,127	-	3,204
	(3,963)	(6,948)	(1,015)	(10,162)

Cash Flows From Financing Activities
Share capital issued	-	-	6,000	7,000
Share subscription received	1,000	1,000	-	1,000
Deferred share issue costs	(5,842)	(5,842)	-	(19,416)
Related party loan payable (Note 5)	7,075	7,075	15	23,611
	2,233	2,233	6,015	12,195

(Decrease) Increase In Cash	(1,730)	(4,715)	5,000	2,033

Cash, Beginning Of Period	3,763	6,748	-	-

Cash, End Of Period	$2,033	$2,033	$5,000	$2,033

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

SEPTEMBER 30, 2003

(Unaudited)

(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
			PAID-IN	SUBSCRIPTION	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at $0.001	7,000,000	$7,000	$-	$-	$-	$7,000
Related party loan payable contributed as capital (Note 5)	-	-	16,536	-	-	16,536
Net loss for the period	-	-	-	-	(3,291)	(3,291)

Balance, March 31, 2003	7,000,000	7,000	16,536	-	(3,291)	20,245

Related party loan payable contributed as capital (Note 5)	-	-	7,075	-	-	7,000
Share subscription received during the period	-	-	-	1,000	-	1,000
Net loss for the period	-	-	-	-	(10,075)	(10,075)

Balance, September 30, 2003	7,000,000	$7,000	$23,611	$1,000	$(13,366)	$18,245

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

(Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

The interim financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2003 audited financial statements and notes hereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $13,366 for the period from inception, August 14, 2002, to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

SEPTEMBER 30, 2003

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

   g)   Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.   MINERAL PROPERTY INTEREST

The Company has acquired a 100% interest in six mineral claims located in the Slocan Mining Division of British Columbia, Canada.

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

As of the date of this filing, we have not completed our public offering. If we raise the maximum amount of this offering prior to November 30, 2003, we will begin Phase 1 and complete Phase 1 at the beginning of June, 2004. Phase 1 would take approximately 1 and 1/2 months and cost $10,000. We would then start Phase 2 in August, 2004 and complete Phase 2 at the end of October, 2004. Phase 2 would take approximately 3 months and would cost $35,000. We would start Phase 3 at the beginning of October, 2004 and complete Phase 3 at the end of September, 2005. Phase 3 would take approximately 6 months and would cost $50,000. We cannot work from December to May because of bad weather conditions. If we complete this offering, we will not need any more funding for Phases 1, 2 and 3. If we do not complete the offering, then we will have to raise more money through private placements, public offerings or by bringing in other partners. The money we raise from this offering will determine how long we can satisfy our cash requirements. If we do not raise enough funds, the Company will have to raise additional funds within the next 12 months.

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

Without assuming any funding from this offering and assuming the $45,000 to be provided from Mr. de Larrabeiti, we can satisfy our cash requirements for the next twelve months. As of the date of this report, Mr. de Larrabeiti has loaned to us $23,611.

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

From Inception to September 30, 2003.

We just recently acquired our mining interest on a property located in British Columbia and will commence the research and exploration of our mining operations on that property.

Since inception, Mr. de Larrabeiti has advanced to us the total sum of $23,611 for our corporate costs, mining interest acquisition costs and offering expenses required before the completion of the offering, and we issued 7,000,000 shares of common stock to raise money. Net cash provided by financing activities from inception to September 30, 2003, was $12,195, as a result of proceeds received from share subscriptions.

Liquidity and Capital Resources

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $23,611, which is used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan does not bear interest and has not been repaid as of the date hereof and it is not due on a specific date. Mr. de Larrabeiti will accept repayment from us when the money is available. Mr. de Larrabeiti entered into an agreement with the Company on April 20, 2003 whereby he agrees not to demand the repayment from the proceeds of this offering except from the offering expenses that have been paid by loans before completion of this offering.

As of September 30, 2003, our total assets were $21,449, and our total liabilities were $3,204.

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

Dated: November 13, 2003

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

(Signature) (Title) (Date)	/s/ "Clive de Larrabeiti" Clive de Larrabeiti President and Director (who also performs the function of principal financial officer and principal accounting officer) November 13, 2003

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

(Signature) (Title) (Date)	/s/ "Paul Chung" Paul Chung A Director November 13, 2003