Form 10QSB
period 2003-12-31
MAYFAIR MINING & MINERALS INC
filed 2004-02-13
CIK 1211526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2003

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

Outstanding as of February 13, 2004: 8,500,000 common shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended December 31, 2003 have been prepared by the Company.

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2003

(Unaudited)

(Stated in U.S. Dollars)

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)
	DECEMBER 31	MARCH 31
	2003	2003
		(Audited)
ASSETS

Current
Cash	$135,504	$6,748

Deferred Share Issue Costs	19,416	13,574

	$154,920	$20,322

LIABILITIES

Current
Accounts payable and accrued liabilities	$-	$77

SHAREHOLDERS' EQUITY

Share Capital
Authorized:
75,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
7,7,000,000 Common shares at December 31, 2003 and March 31, 2003	7,000	7,000

Additional paid-in capital	23,611	16,536

Share subscription received	150,000	-

Deficit Accumulated During The Exploration Stage	(25,691)	(3,291)
	154,920	20,245

	$154,920	$20,322

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

				CUMULATIVE	CUMULATIVE
				FROM DATE	FROM DATE
			NINE	OF INCEPTION	OF INCEPTION
			MONTHS	AUGUST 14	AUGUST 14
	THREE MONTHS ENDED		ENDED	2002 TO	2002 TO
	DECEMBER 31		DECEMBER 31	DECEMBER 31	DECEMBER 31
	2003	2002	2003	2002	2003

Expenses
Office and sundry	$2,964	$135	$3,941	$135	$4,076
Organizational costs	-	200	-	1,215	1,215
Professional fees	9,361	1,500	17,529	1,500	19,029
Mineral property acquisition costs (Note 4)	-	441	930	441	1,371

Net Loss For The Period	$12,325	$2,276	$22,400	$3,291	$25,691

Basic And Diluted Loss Per Share	$0.01	$0.01	$0.01	$0.01	$0.01

Weighted Average Number Of Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000	7,000,000

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

				CUMULATIVE	CUMULATIVE
				FROM DATE	FROM DATE
			NINE	OF INCEPTION	OF INCEPTION
			MONTHS	AUGUST 14	AUGUST 14
	THREE MONTHS ENDED		ENDED	2002 TO	2002 TO
	DECEMBER 31		DECEMBER 31	DECEMBER 31	DECEMBER 31
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(12,325)	$(2,276)	$(22,400)	$(3,291)	$(25,691)

Adjustments to Reconcile Net Income to Net Cash Used By Operating Activities
Accounts payable	(3,204)	-	(77)	-	-
	(15,529)	(2,276)	(22,477)	(3,291)	(25,691)

Cash Flows From Financing Activities
Share capital issued	-	1,000	-	7,000	7,000
Share subscription received	149,000	-	150,000	-	150,000
Deferred Share issue costs	-	(3,500)	(5,842)	(3,500)	(19,416)
Related party loan payable (Note 5)	-	16,441	7,075	16,456	23,611
	149,000	13,941	151,233	19,956	161,195

Increase In Cash	133,471	11,665	128,756	16,665	135,504

Cash, Beginning Of Period	2,033	5,000	6,748	-	-

Cash, End Of Period	$135,504	$16,665	$135,504	$16,665	$135,504

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

DECEMBER 31, 2003

(Unaudited)

(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
			PAID-IN	SUBSCRIPTION	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at $0.001	7,000,000	$7,000	$-	$-	$-	$7,000
Related party loan payable contributed as capital (Note 5)	-	-	16,536	-	-	16,536
Net loss for the period	-	-	-	-	(3,291)	(3,291)

Balance, March 31, 2003	7,000,000	7,000	16,536	-	(3,291)	20,245

Related party loan payable contributed as capital (Note 5)	-	-	7,075	-	-	7,075
Share subscription received during the period	-	-	-	150,000	-	150,000
Net loss for the period	-	-	-	-	(22,400)	(22,400)

Balance, December 31, 2003	7,000,000	$7,000	$23,611	$150,000	$(25,691)	$154,920

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

(Unaudited)

(Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

The interim financial statements as of December 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2003 audited financial statements and notes hereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,691 for the period from inception, August 14, 2002, to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MAYFAIR MINING & MINERALS, INC.

(An Exploration Stage Company)

INTERIM NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

DECEMBER 31, 2003

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

g)   Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.  MINERAL PROPERTY INTEREST

The Company has acquired a 100% interest in six mineral claims located in the Slocan Mining Division of British Columbia, Canada.

5.  RELATED PARTY LOAN PAYABLE

The loan, which is owing to a director and principal shareholder, is unsecured and interest free with no specific terms of repayment.

ITEM 2. Management's Discussion and Analysis of Plan of Operations.

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

We filed a registration statement on December 23, 2002, in a Form SB-2 under the Securities Act of 1933, which was effective on July 10, 2003. This registration statement was for a public offering of our shares of common stock for a minimum amount of $40,000 and a maximum of $150,000. We commenced the offering of the shares during October, 2003, and completed the maximum subscription of $150,000 in late November, 2003. We had intended to commence Phase 1 of the exploration of the Company's mineral property - in late October, 2003 to complete Phase 1 at the end of November, 2003. However, due to snow in the region, we have delayed commencement of Phase 1 until May, 2004 or earlier, weather permitting. Subject to the results of the exploration program, we would then start Phase 2 in August, 2004 and complete Phase 2 at the end of October, 2004. Phase 2 would take approximately three months to complete and would cost $35,000. We would start Phase 3 at the beginning of November, 2004 and complete Phase 3 at the end of September, 2005. Phase 3 would take approximately six months and would cost $50,000. We cannot work from December to May because of bad weather conditions.

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

As we have completed our public offering by raising $150,000, we can satisfy our cash requirements for the next twelve months. As of the date of this report, Mr. de Larrabeiti has loaned to us $23,611.

Limited Operating History

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

Results of Operations

From Inception to December 31, 2003.

We just recently acquired our mining interest on a property located in British Columbia and will commence the research and exploration of our mining operations on that property.

Since inception, Mr. de Larrabeiti has advanced to us the total sum of $23,611 for our corporate costs, mining interest acquisition costs and offering expenses required before the completion of the offering, and we issued 8,500,000 shares of common stock to raise money. Net cash provided by financing activities from inception to December 31, 2003, was $161,195, as a result of proceeds received from share subscriptions.

Liquidity and Capital Resources

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. We further issued 1,500,000 shares during November, 2003 upon the completion of our public offering for the amount of $150,000. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $23,611, which is used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan does not bear interest and has not been repaid as of the date hereof and it is not due on a specific date. Mr. de Larrabeiti will accept repayment from us when the money is available. Mr. de Larrabeiti entered into an agreement with the Company on April 20, 2003 whereby he agrees not to demand the repayment from the proceeds of this offering except from the offering expenses that have been paid by loans before completion of this offering. The offering expenses before completion of this offering that have been paid by loans from Mr. de Larrabeiti is $22,236 which have not yet been repaid to him.

As of December 31, 2003, our total assets were $154,924, and our total liabilities were $Nil.

ITEM 3.  Controls and Procedures

Based on his most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, the Company's chief executive officer and chief financial officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

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

Dated: February 13, 2004

MAYFAIR MINING & MINERALS, INC.
BY: /s/ Clive de Larrabeiti Clive de Larrabeiti President and Director (who also performs the function of principal financial officer and principal accounting officer)
BY: /s/ Michael H. Smith Michael H. Smith A Director

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

(Signature) (Title) (Date)	/s/ "Clive de Larrabeiti" Clive de Larrabeiti President and Director (who also performs the function of principal financial officer and principal accounting officer) February 13, 2004

I, Michael H. Smith, certify that:

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

(Signature) (Title) (Date)	/s/ "Michael H. Smith" Michael H. Smith A Director February 13, 2004