Form 10KSB/A
period 2003-03-31
MAYFAIR MINING & MINERALS INC
filed 2004-03-03
CIK 1211526

AMENDMENT NO. 1
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
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 31.1 31.2

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Bill of Sale Absolute
Statement of Trustee
Deed
Agreement between Clive de Larrabeiti and the Company
Agreement between Locke Goldsmith and Clive de Larrabeiti
Escrow Agreement
Rule 13a-14(a)/15(a)-14(a) Certification
Section 1350 Certification

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March, 2004.

MAYFAIR MINING AND MINERALS, INC. (Registrant)

BY:	/s/ Clive de Larrabeiti
Clive de Larrabeiti, President, Secretary/Treasurer, Principal Financial Officer and Director
BY:	/s/ Paul Chung
Paul Chung

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date
/s/ Clive de Larrabeiti Clive de Larrabeiti	President, Secretary/ Treasurer, Principal Financial Officer and Director	03/03/2004
/s/ Paul Chung Paul Chung	Director	03/03/2004

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

Date: March 3, 2004

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

Date: March 3, 2004

By:	/s/ Paul Chung Paul Chung, Director

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Clive de Larrabeiti, President, Secretary and Director, who also performs the function of principal financial officer, principal executive officer and principal accounting officer of Mayfair Mining & Minerals, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended March 31, 2003, 2003, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Mayfair Mining & Minerals, Inc.
By:

/s/ Clive de Larrabeiti
Clive de Larrabeiti
President, Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer, principal executive officer and principal accounting officer)

A signed original of this written statement required by Section 906 has been provided to Mayfair Mining & Minerals, Inc. and will be retained by Mayfair Mining & Minerals, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.