Form 10QSB/A
period 2003-06-30
MAYFAIR MINING & MINERALS INC
filed 2004-03-03
CIK 1211526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

AMENDMENT NO. 1 TO
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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
10.1*	Bill of Sale Absolute
10.2*	Statement of Trustee
10.3*	Deed
10.4*	Agreement between Clive de Larrabeiti and the Company
10.5*	Agreement between Locke Goldsmith and Clive de Larrabeiti
10.6*	Escrow Agreement
31.1	Rule 13a-14(a)/15(a)-14(a) Certification
32.1	Section 1350 Certification
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

Dated: March 3, 2004

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

(Signature) (Title) (Date)	/s/ "Clive de Larrabeiti" Clive de Larrabeiti President and Director (who also performs the function of principal financial officer and principal accounting officer) March 3, 2004

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Clive de Larrabeiti, President, Secretary and Director, who also performs the function of principal financial officer, principal executive officer and principal accounting officer of Mayfair Mining & Minerals, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on the date hereof:

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