Form 10QSB/A
period 2003-09-30
MAYFAIR MINING & MINERALS INC
filed 2004-03-03
CIK 1211526

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

(Signature) (Title) (Date)	/s/ "Paul Chung" Paul Chung A Director March 3, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Clive de Larrabeiti, President, Secretary and Director, who also performs the function of principal financial officer, principal executive officer and principal accounting officer of Mayfair Mining & Minerals, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof:

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