Form 10QSB/A
period 2003-12-31
MAYFAIR MINING & MINERALS INC
filed 2004-03-03
CIK 1211526

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

Liquidity and Capital Resources

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. We further issued 1,500,000 shares during November, 2003 upon the completion of our public offering for the amount of $150,000. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $23,611, which is used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan does not bear interest and has not been repaid as of the date hereof and it is not due on a specific date. Mr. de Larrabeiti will accept repayment from us when the money is available. Mr. de Larrabeiti entered into an agreement with the Company on April 20, 2003 whereby he agrees not to demand the repayment from the proceeds of this offering except from the offering expenses that have been paid by loans before completion of this offering. The offering expenses before completion of this offering that have been paid by loans from Mr. de Larrabeiti is $◆ which have not yet been repaid to him. [Clive - do not include organizational and start-up costs (ie. Nevada incorporation legal fees and filing fees)]

As of December 31, 2003, our total assets were $154,924, and our total liabilities were $Nil.

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Clive de Larrabeiti, President, Secretary and Director, who also performs the function of principal financial officer, principal executive officer and principal accounting officer of Mayfair Mining & Minerals, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof:

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