Form 10KSB
period 2004-03-31
MAYFAIR MINING & MINERALS INC
filed 2004-06-16
CIK 1211526

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED -MARCH 31, 2004
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                        COMMISSION FILE NUMBER 333-102117

                         MAYFAIR MINING & MINERALS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                            45-0487294
(State or other jurisdiction of                    (Employer Identification No.)
incorporation or organization)

                         MAYFAIR MINING & MINERALS, INC.
                               PAXHILL, PARK LANE
                           LINDFIELD, WEST SUSSEX, UK
                                    RH16 2QS
          (Address of principal executive offices, including zip code.)

                                44-(1444)-487100
              (Registrant's telephone number, including area code)

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

                                 YES [X] NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

The issuer's revenues for its most recent fiscal year is nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of June 15, 2004 is, $150,000 assuming solely for the purpose of this calculation that the directors and executive officers of this Company are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 15, 2004, there were 1,500,000 shares of common voting stock, $0.001 par value per share, held by non-affiliates.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the EXCHANGE ACT after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. June 15, 2004 - 8,500,000 shares of common stock.

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

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in the State of Nevada on August 14, 2002. We own a mining interest on certain property located in British Columbia. We maintain our statutory registered agent's office at 3990 Warren Way, Reno, Nevada, USA, 89509, and our business office is located at Paxhill, Park Lane, Lindfield, West Sussex, RH16 2QS, UK. Our telephone number is 44-(1444)-487100. The company recently rented office accommodation. The rental agreement was signed on January 20, 2004, on a month-to-month basis, at a rate of US$890 a month, triple net. The rent is paid by the company to the owner of the office building, who is not affiliated, directly or indirectly, with the Issuer. The rate is competitive with rates for similar space in the area.

BACKGROUND

In October 2002, we acquired the rights to explore certain mineral property in British Columbia containing six one-unit claims in the name of Clive de Larrabeiti. The property was acquired from Locke B. Goldsmith, for a total cost of $441. Mr. Goldsmith is not and never has been an affiliate of the Company or its directors or officer. Recently, we hired Mr. Goldsmith to perform Phase 1 exploration services for us. Mr. Goldsmith has no direct or indirect interests in either our company or the property or any production or revenues which may be derived therefrom, if any. The only compensation or consideration being paid to Mr. Goldsmith is cash for his consulting services. The claims are recorded in Mr. de Larrabeiti's name to avoid needlessly paying additional filing and recording fees; however, title to the claims has been conveyed to us by an unrecorded deed for a consideration of $10, the cost to transfer the claims, paid by us to Mr. de Larrabeiti.

Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 (Canadian Dollars) and file other documents since we are a foreign corporation in Canada. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. On the same day, Mr. de Larrabeiti also executed a Statement of Trustee declaring that he holds the title of the property in trust for the Company, and will deliver full title on demand to the Company. Should Mr. de Larrabeiti transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. de Larrabeiti will be liable to us for monetary damages for breach of his warranty of title. We have decided that if silver, lead and zinc are discovered on the property and it is economical to remove these, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record the deed is solely within our province. The property was chosen by Clive de Larrabeiti. Should we determine not to proceed with our planned business operations, we will revert the claims back to Mr. de Larrabeiti for a consideration of $10, the cost to transfer the claims, which will be paid by Mr. de Larrabeiti to us. The deed on the property on which we own mining interests has not been recorded in our name. The recorded owner will have superior title to the property.

The property is located in an area where exploration dates from 1891. According to MINDEP Computer Files at the University of British Columbia, silver, lead and zinc were found in the claims adjacent to the property. We plan to perform a modern exploration program over the claims.

On May 10, 2004, the company commissioned an independent geologist, Locke B. Goldsmith, of Vancouver, B.C., from whom we originally acquired the subject property, and who is familiar with it, to commence Phase 1 of the company's exploration program. It is anticipated that this shall commence in the third week of June 2004.

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

CLAIM STATUS

The following is a list of the claims:

Claim Name              Units        Tenure Number       Current Expiry Date
----------              -----        -------------       -------------------
Silver Stone 1          1            301217              June 9, 2005
Silver Stone 2          1            301218              June 9, 2005
Silver Stone 3          1            301225              June 9, 2005
Silver Stone 4          1            301226              June 9, 2005
Silver Stone 5          1            301227              June 9, 2005
Silver Stone 6          1            301228              June 9, 2005

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

HISTORY OF PREVIOUS WORK

Our claims are in a historic mining district and are located between three former silver, lead and zinc producing mines. There is, however, no recorded history of prior exploration on our claims. No mineralization is known on our claims. We are not aware of any production from our claims.

OUR PROPOSED EXPLORATION PROGRAM

We must conduct exploration to determine what amount of minerals, if any, exist on the property on which we own mining interests and if any minerals which are found can be economically extracted and profitably processed and sold. Each step of the process is very risky and uncertain.

Our exploration program is designed to economically explore and evaluate the property on which we own mining interests. We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

On May 10, 2004, the company commissioned an independent geologist, Locke B. Goldsmith, of Vancouver, B.C., to commence Phase 1 of the company's exploration program. It is anticipated that this shall commence in the third week of June 2004.

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

Phase 1 is expected to cost $10,000 and is planned to include measurement of regular spacings from a reference location for sample sites, preliminary examination and description of rock and mineral types for use in preparation of maps which show the location and features of each rock or mineral occurrence, if present, and collection of rock and soil samples at the sites which have been measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Phase 1 will take approximately one and a half months. We will rely on our independent consulting geologist's report based on his laboratory analysis.

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

If we find mineralized materials, we intend to develop the reserves ourselves, and/or bring in other interested parties or partners. To accomplish this we will raise more money through private placements, public offerings or by bringing in other partners.

COMPETITIVE FACTORS

The mining industry is fragmented. We compete with other exploration companies looking for silver, lead and zinc. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the silver, lead and zinc mining exploration market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from the property on which we own mining interests. Readily available silver, lead and zinc markets exist in Canada and around the world. Therefore, we anticipate we will be able to sell any silver, lead and zinc that we are able to recover, if any.

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

Phase II of our exploration program requires a permit, at no cost, from the district inspector, a provincial government agent. If there is a disturbance to the land, the Ministry of Energy and Mines of British Columbia may request a bond at their discretion. Exploration work that requires permitting includes:

o    drilling, trenching and excavating using machinery;
o    blasting;
o    disturbance of ground by mechanical means;
o construction, modification, deactivation and reclamation of an exploration access;
o    induced polarization surveys using exposed electrodes;
o    site reclamation.

We are also required to give written or verbal notification to the district inspector prior to the commencement of exploration activities.

We are required to reclaim our mining claims after we have completed our exploration program. We must remove the garbage, drums of fuel, clean the spills and fill in the open trenches.

If our exploration program is successful and we decide to commence mineral production, we are required to submit to the Mines Branch District Manager a permit application for the project with a project report. Upon approval of the application, the Company will receive a Project Approval Certificate and a Mines Act Permit. Upon the receipt of the Mines Act Permit, we will commence mineral production, if economically feasible to do so at that time.

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

We will be required to secure all necessary permits for exploration and if exploration is warranted on the property, we will be required to file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river or lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land is required to be completed according to law. All holes, pits and shafts will be required to be sealed upon abandonment of the property. It is difficult to estimate the full cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations, if we ever do so, and know what that will involve from an environmental standpoint.

We currently are in compliance with the Act and will attempt to continue to comply with the Act in the future. We believe that compliance with the Act will not adversely affect our business operations in the future.

EMPLOYEES

Initially, we intend to use the services of subcontractors for manual labor and exploration work on the property on which we own mining interests. Our only technical employees are Clive de Larrabeiti, our sole officer and a director, and Michael Smith, a director.

AVAILABLE INFORMATION AND REPORTS TO SECURITIES HOLDERS

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Our filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.

RISKS ASSOCIATED WITH OUR COMPANY ARE AS FOLLOWS

1. We expect losses to continue, and failure to generate revenues could cause us to go out of business.

We were incorporated on August 14, 2002, and we have just commissioned an independent geologist to commence the Phase 1 exploration of our mining property. To date we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to March 31, 2004 is $34,763. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

2. We have no known mineral reserves and if we cannot find any we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve containing lead, silver or zinc, or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you may lose your investment.

3. We may not be able to work and generate income if weather conditions interrupt our exploration program.

Our proposed exploration work can only be performed approximately five to seven months of the year. This is because snow causes roads leading to our claims to be impassable during five to seven months of the year. When roads are impassable, we are unable to work and attempt to generate income.

4. Because we are small and do not have much capital, we must limit our exploration. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration of interests on the property on which we own mining interests. In particular, we may not:

         o devote the time we would like to explore the property on which we own mining interests.;

         o spend as much money as we would like to explore the property on which we own mining interests;

         o rent the quality of equipment we would like to have for exploration;

         o have the number of people working on the property on which we own mining interests that we would like to have.

By limiting our operations, it will probably take longer to explore the property on which we own mining interests. There are other larger exploration companies that could and probably would spend more time and money exploring the property that we have acquired.

5. We will have to suspend our exploration plans if we do not have access to all the supplies and materials we need.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials at such time as we may require them. If we cannot find the products, equipment and materials we need, or the cost thereof is deemed excessive by us, we will have to suspend our exploration plans until we do find the products, equipment and materials we need, at a cost we deem reasonable.

6. A potential direct conflict of interest could result because one of our directors is an officer or director of other mining companies.

One of directors, Mr. Paul Chung, has a potential has a conflict of interest in that he is an officer or director of other mining companies. In the future, if we decide to acquire a mining property, which is also sought by one of the companies of which Mr. Paul Chung is an officer or director, a direct conflict of interest could result.

7. In the future, your shareholdings could be diluted because we may conduct further securities offerings.

We may conduct further offerings of our equity securities in the future to finance our current project or to finance subsequent projects that we decide to undertake. If we decide to raise money or conduct further offerings in the future, your shareholdings will be diluted.

8. Because the recorded owner, Mr. Clive de Larrabeti, an officer, director and principal shareholder of our company, has superior title, if Mr. de Larrabeti breached his contract with us, the investors could lose their money, as the deed is not registered in our name.

The title to the claims are recorded in Mr. Clive de Larrabeiti's name to avoid needlessly paying additional filing and recording fees; however, title to the claims has been conveyed to us by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 (Canadian Dollars) and file other documents since we are a foreign corporation in Canada. An unrecorded deed is one by which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. de Larrabeiti transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none.

9. You may have difficulties in recovering any damages against the Company and the Company's Directors and Officers.

You may sue the Company for damages in the US because the address for the agent for service is located in Nevada. However, for the recovery of damages against the Company and/or the directors and officers, you may have to start legal proceedings in either British Columbia, Canada, where the Company's property is located or in the United Kingdom, where the principal and executive offices and sole officer are located.

--------------------------------------------------------------------------------

ITEM 2. DESCRIPTION OF PROPERTIES.

In October 2002, Clive de Larrabeiti, the sold officer, a director of the Company, entered into an agreement with Locke Goldsmith, an unrelated third party, to acquire the rights to explore the mineral property in British Columbia containing six one-unit claims located on the lower slope of Whitewater Mountain at the North end of the Kokanee Range in the Selkirk Mountains, Slocan Mining Division, British Columbia, Canada. The claims were conveyed by Mr. Goldsmith to Mr. de Larrabeiti. The claims are recorded in Mr. de Larrabeiti's name; however, title to the claims has been conveyed to us by an unrecorded deed.

Our administrative office is located at Paxhill, Park Lane, Lindfield, West Sussex, UK, RH16 2QS, telephone 44-(1444)-487100. The company recently rented a small office at this address. The rental agreement was signed on January 20, 2004, on a month-to-month basis, at a rate of US$890 a month, triple net. The rent is paid by the company to the owner of the office building, who is not affiliated, directly or indirectly, with the Issuer. Our registered statutory office is located at 3990 Warren Way, Reno, Nevada, USA 89509.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of fiscal year 2003.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

As of March 31, 2004, we had 61 shareholders of record of our common stock.

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

On December 23, 2002, we filed with the Securities and Exchange Commission our first public offering which the Securities and Exchange Commission deemed effective on July 10, 2003 (filing number 333-102117).

We completed our public offering in November 2003 by issuance of 1,500,000 shares of common stock. There was no underwriter for our first public offering.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

We have applied for a listing on the OTC Bulletin Board, but have not yet received NASD approval to trade.

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

As of March 31, 2004, we had cash resources of $130,220. We do not know how long this money will last; however, we do believe it will last for approximately 12 months, based on our current subjective estimates. The use of this money and the time it lasts depends on the amount of exploration we conduct and the cost thereof, all of which is variable.

Since we raised the maximum amount of the public offering in November 2003, we will begin Phase 1 at the beginning of June, 2004. Phase 1 would take approximately 1 and 1/2 months and cost $10,000. We would then start Phase 2. Phase 2 would take approximately 3 months and would cost $35,000. Phase 3 would take approximately 6 months and would cost $50,000. We historically cannot work from December to May because of bad weather conditions in the area of the property.

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

RESULTS OF OPERATIONS

From Inception to March 31, 2004.

We acquired our mining interest on a property located in British Columbia and will commence the research and exploration of our mining operations on that property. We have spent $1,371 on our claims. This includes the cost of staking and assessment work and maintaining the claims in 2002 and 2003.

Since inception, Mr. de Larrabeiti has advanced to us, on a demand loan basis, the total sum of $23,611 for our corporate costs, mining interest acquisition costs and offering expenses required before the completion of the offering, and we issued 7,000,000 shares of common stock to raise money. We raised an additional $150,000 from our public offering by issuance of 1,500,000 shares of common stock. Net cash provided by financing activities from inception to March 31, 2004, was $161,195, representing proceeds received from share subscriptions.

We have spent a total of $6,601 on office and sundry matters, including transfer agent fees and general administration costs. In addition, $6,466 was spent in 2004 and $135 in 2003. Organizational costs in 2004 were $-0- and in 2003 were $1,215. We have spent a total of $22,781 for professional fees, consisting of $4,970 in 2004 for accounting and audit fees (2003 - $-0-) and $17,811 in legal fees for our SB-2 filing, filing of quarterly and annual reports and general legal advice. The 2004 legal costs were $16,310 and for 2003 were $1,500. Travel expenses for 2003 were $2,795 and in 2002 - $-0-.

LIQUIDITY AND CAPITAL RESOURCES

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000 and raised another $150,000, from our public offering by issuance of 1,500,000 shares of common stock. Since our inception, Mr. de Larrabeiti advanced to us, on a demand loan basis, the total sum of $23,611, which is used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan does not bear interest and has not been repaid as of the date hereof and it is not due on a specific date. Mr. de Larrabeiti will accept repayment from us when the money is available.

As of March 31, 2004, our total assets were $130,220, and our total liabilities were $3,788.

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

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                             MARCH 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)

                                                                MORAND & COMPANY
                                                           CHARTERED ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the balance sheets of Mayfair Mining & Minerals, Inc. (an exploration stage company) as at March 31, 2004 and 2003, and the statements of loss, cash flows, and shareholders' equity for the year ended March 31, 2004, the period from date of inception, August 14, 2002, to March 31, 2003, and for the cumulative period from August 14, 2002 (date of inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and 2003, and the results of its operations and cash flows for the year ended March 31, 2004, the period from date of inception, August 14, 2002, to March 31, 2003, and for the cumulative period from August 14, 2002 (date of inception) to March 31, 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $34,763 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                            /s/ Morgan & Company

May 28, 2004                                               Chartered Accountants


                              MAYFAIR MINING & MINERALS, INC.
                              (AN EXPLORATION STAGE COMPANY)

                                      BALANCE SHEETS
                                 (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------
                                                                          MARCH 31
                                                                      2004         2003
------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                          $ 130,220    $   6,748

DEFERRED SHARE ISSUE COSTS                                                --       13,574
                                                                   ----------   ----------

                                                                   $ 130,220    $  20,322
==========================================================================================

LIABILITIES

 CURRENT
     Accounts payable and accrued liabilities                      $   3,788    $      77
                                                                   ----------   ----------

SHAREHOLDERS' EQUITY

SHARE CAPITAL
     Authorized:
            75,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
             8,500,000 common shares at March 31, 2004 and
             7,000,000 Common shares at March 31, 2003                 8,500        7,000

     Additional paid-in capital                                      152,695       16,536

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                     (34,763)      (3,291)
                                                                   ----------   ----------

                                                                     126,432       20,245
                                                                   ----------   ----------
                                                                   $ 130,220    $  20,322
==========================================================================================


                                           F-2


                               MAYFAIR MINING & MINERALS, INC.
                                (AN EXPLORATION STAGE COMPANY)

                                      STATEMENTS OF LOSS
                                   (STATED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------
                                                                  PERIOD FROM     CUMULATIVE
                                                                    DATE OF      PERIOD FROM
                                                                   INCEPTION      INCEPTION
                                                      YEAR         AUGUST 14      AUGUST 14
                                                      ENDED         2002 TO        2002 TO
                                                     MARCH 31       MARCH 31       MARCH 31
                                                       2004          2003            2004
---------------------------------------------------------------------------------------------
EXPENSES
     Office and sundry                             $     6,466    $       135    $     6,601
     Organizational costs                                   --          1,215          1,215
     Professional fees                                  21,281          1,500         22,781
     Travel                                              2,795             --          2,795
     Mineral property acquisition costs (Note 3)           930            441          1,371
                                                   ------------   ------------   ------------

LOSS FOR THE PERIOD                                $    31,472    $     3,291    $    34,763
=============================================================================================


BASIC AND DILUTED LOSS PER SHARE                   $     (0.01)   $     (0.01)
================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        7,324,658      7,000,000
================================================================================


                                      F-3


                                MAYFAIR MINING & MINERALS, INC.
                                (AN EXPLORATION STAGE COMPANY)

                                   STATEMENTS OF CASH FLOWS
                                   (STATED IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------
                                                                      PERIOD FROM    CUMULATIVE
                                                                        DATE OF     PERIOD FROM
                                                                       INCEPTION     INCEPTION
                                                            YEAR       AUGUST 14     AUGUST 14
                                                            ENDED       2002 TO       2002 TO
                                                           MARCH 31     MARCH 31      MARCH 31
                                                             2004        2003           2004
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                  $ (31,472)   $  (3,291)   $ (34,763)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY
  OPERATING ACTIVITIES
     Accounts payable and accrued liabilities                 3,711           77        3,788
                                                          ----------   ----------   ----------
                                                            (27,761)      (3,214)     (30,975)
                                                          ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Share capital issued                                   150,000        7,000      157,000
     Share issue costs                                       (5,842)     (13,574)     (19,416)
     Related party loan payable (Note 4)                      7,075       16,536       23,611
                                                          ----------   ----------   ----------
                                                            151,233        9,962      161,195
                                                          ----------   ----------   ----------

NET INCREASE IN CASH FOR THE PERIOD                         123,472        6,748      130,220

CASH, BEGINNING OF PERIOD                                     6,748           --           --
                                                          ----------   ----------   ----------
CASH, END OF PERIOD                                       $ 130,220    $   6,748    $ 130,220
==============================================================================================



                                             F-4


                                MAYFAIR MINING & MINERALS, INC.
                                 (AN EXPLORATION STAGE COMPANY)

                               STATEMENT OF SHAREHOLDERS' EQUITY

                                         MARCH 31, 2004
                                    (STATED IN U.S. DOLLARS)


                                              COMMON STOCK               DEFICIT
                                   ----------------------------------- ACCUMULATED
                                                            ADDITIONAL  DURING THE
                                                             PAID-IN   EXPLORATION
                                      SHARES      AMOUNT     CAPITAL      STAGE        TOTAL
                                    ----------  ----------  ----------  ----------   ----------
Shares issued for cash at $0.001    7,000,000   $   7,000   $      --   $      --    $   7,000
Related party loan payable
  contributed as capital (Note 4)
                                           --          --      16,536          --       16,536
Net loss for the period                    --          --          --      (3,291)      (3,291)
                                    ----------  ----------  ----------  ----------   ----------

Balance, March 31, 2003             7,000,000       7,000      16,536      (3,291)      20,245

Related party loan payable
   contributed as capital
   (Note 4)                                --          --       7,075          --        7,075
Shares issued for cash at $0.10,
  net of share issue costs of
  $19,416                           1,500,000       1,500     129,084          --      130,584
Net loss for the year                      --          --          --     (31,472)     (31,472)
                                    ----------  ----------  ----------  ----------   ----------

Balance, March 31, 2004             8,500,000   $   8,500   $ 152,695   $ (34,763)   $ 126,432
                                    ==========  ==========  ==========  ==========   ==========


                                              F-5

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)


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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $34,763 for the period from inception, August 14, 2002, to March 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



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

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



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

     g)  Basic and Diluted Loss Per Share

         In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2004, included in this report have been audited by Morgan and Company, Chartered Accountants, P.O. Box 10007, Pacific Centre, Suite 1488 - 700 West Pender Street, Vancouver, BC, V7Y 1A1.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregates of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident Address       Age     Positions
------------------------------------ ------- -----------------------------------
Clive de Larrabeiti,                 54      President, CFO, Secretary,
South Lodge, Paxhill Park,                   Treasurer and Director
Lindfield, West Sussex, UK,
RH16 2QY
------------------------------------ ------- -----------------------------------
Michael Smith                        60      Director
Ballechin Home Farm,
Ballinluig by Pitlochry,
Perthshire, PH9 0LW
Scotland, UK
------------------------------------ ------- -----------------------------------
Paul Chung                           46      Director
2020 No. 4 Road,
Richmond, BC, V6X 2L3
------------------------------------ ------- -----------------------------------

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

BACKGROUND OF OFFICERS AND DIRECTORS

MR. CLIVE DE LARRABEITI HAS BEEN OUR PRESIDENT, SECRETARY, TREASURER AND MEMBER OF OUR BOARD OF DIRECTORS SINCE THE INCEPTION OF OUR BUSINESS. MR. DE LARRABEITI HAS DEVOTED APPROXIMATELY 20% OF HIS PROFESSIONAL TIME TO OUR BUSINESS AND INTENDS TO DEVOTE 100% OF HIS TIME IN THE FUTURE.

Mr. de Larrabeiti has been involved in the finance industry and public equity markets in Europe and North America for 22 years.

From September 2002 through February 6, 2004, he served as the Vice-President of Miranda Gold Corp., a natural resource company listed on the TSX Venture Exchange (the "TSX") (MAD:TSX) Mr. De Larrabeiti resigned as Vice-President of Miranda Gold Corp. effective February 6, 2004.

Since September, 2002, he has also been a corporate consultant with Senate Capital Group, a venture capital company in British Columbia, Canada.

From July, 1998 until March, 2002, he was a Director and Vice-President of Net Nanny Software International Inc., listed on the TSX and the OTCBB (NNS:TSX, NNSWF:OTCBB)

DR. MICHAEL SMITH HAS BEEN A MEMBER OF OUR BOARD OF DIRECTORS SINCE THE INCEPTION OF OUR BUSINESS. DR. SMITH HAS DEVOTED APPROXIMATELY 10% OF HIS TIME TO OUR BUSINESS AND INTENDS TO DEVOTE 75% OF HIS TIME IN THE FUTURE.

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

Since 1995, he has been the owner of Natural Resources Developments, a company in the UK providing gold and precious stones consultancy to international clients as well as to agencies of the European Commission and the World Bank.

Dr. Smith has provided geological evaluations, reserves assessment and geological consultancy in Africa, Europe and North and South America.

MR. PAUL CHUNG HAS BEEN A MEMBER OF OUR BOARD OF DIRECTORS SINCE THE INCEPTION OF OUR BUSINESS. MR. CHUNG HAS DEVOTED APPROXIMATELY 2% OF HIS PROFESSIONAL TIME TO OUR BUSINESS AND INTENDS TO CONTINUE TO DEVOTE 10% OF HIS TIME IN THE FUTURE.

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

Since 1998, he has been a director of Secureview Systems Inc., a natural resource and remote control video camera company which trades on the OTCBB (SCVWF:OTCBB). Mr. Chung resigned as a director of Secureview Systems Inc. effective August 28, 2003.

Since May 2003, he has been the Chief Financial Officer of Geocom Resources, a natural resource company listed on the OTCBB ( GOCM ).

Since 1984, he has been the President of Boa Services Ltd., a private company in British Columbia providing management consulting services.

Since 2001, he has been the President of Clear Energy Systems Inc., a private start-up company in Phoenix, Arizona, engaged in the production of power generators.

Since 1988, Mr. Chung has been President of Icon Management Ltd., a private British Columbia Company, 100% wholly owned by Mr. Chung. Icon Management provides administrative and management services to its various clients.


CONFLICTS OF INTEREST

We believe that Mr. Chung will be subject to conflicts of interest. The conflicts of interest arise from his relationships with other mining operations. In the future, Mr. Chung will continue to be involved in the mining business for other entities and his involvement could create a conflict of interest. At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional mining properties. The only conflicts we foresee are Mr. Chung's devotion of time to mining projects that do not involve us. We will take steps we deem appropriate to avoid conflicts of interest with our management.

Specifically, Mr. Chung is a director of TNR Resources Ltd. and Geocom Resources, Inc., both of which are companies involved in the mining business.

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

CODE OF ETHICS

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Mayfair Mining & Minerals, Inc.
PAXHILL,  Park Lane,
Lindfield, West Sussex, UK
RH16 2QS
UK

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors have determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up junior mining company and have not yet generated or realized any revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") from inception of the Company to March 31, 2004, its most recent fiscal year.

                           SUMMARY COMPENSATION TABLE
                                                                             LONG TERM COMPENSATION

                                        ANNUAL COMPENSATION                    AWARDS               PAYOUTS

          (a)              (b)      (c)     (d)        (e)            (f)            (g)           (h)         (i)

                                                                                 SECURITIES
                                                   OTHER ANNUAL    RESTRICTED    UNDERLYING                 ALL OTHER
NAME AND PRINCIPAL                SALARY   BONUS   COMPENSATION  STOCK AWARD(S)  OPTIONS/SARs      LTIP    COMPENSATION
POSITION [1]               YEAR     ($)     ($)         ($)           ($)            (#)        PAYOUTS ($)     ($)
Clive de Larrabeiti        2003      0       0           0             0              0             0           0
President, CFO             2004      0       0           0             0              0             0           0
Secretary-Treasurer
& Director

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of June 15, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our director and executive officer individually, and our sole director and officer as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner           Amount of Shares and        Position                    Percentage
                                   Nature of Beneficial                                    of Ownership
                                   Ownership of Shares
---------------------------------- --------------------------- --------------------------- -------------------------
Clive de Larrabeiti                5,000,000                   President, C.F.O.,          58.82
                                                               Secretary/Treasurer &
                                                               Director
---------------------------------- --------------------------- --------------------------- -------------------------
Michael Smith                      1,000,000                   Director                    11.76
---------------------------------- --------------------------- --------------------------- -------------------------
Ali Abood                          1,000,000                   Shareholder                 11.76
---------------------------------- --------------------------- --------------------------- -------------------------
Paul Chung                         0                           Director                    0
---------------------------------- --------------------------- --------------------------- -------------------------
Total                              7,000,000                                               82.34
---------------------------------- --------------------------- --------------------------- -------------------------
All Officers and Directors as a    6,000,000                                               70.59
Group (2 persons)
---------------------------------- --------------------------- --------------------------- -------------------------

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

EQUITY COMPENSATION PLANS

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In August 2002, we issued a total of 6,000,000 shares of restricted common stock to Mr. Clive de Larrabeiti and Mr. Michael Smith, director, of the company for the total sum of $6,000. We also issued a total of 1,000,000 shares of restricted common stock to Mr. Ali Abood for the sum of $1,000.

Since our inception, Mr. de Larrabeiti advanced demand loans to us in the total sum of $23,611, which were used for organizational, start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loans are demand loans having no specific due date and do not bear interest and have not been repaid as of the date hereof.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. REPORTS ON FORM 8-K

No Form 8-K has been filed since inception.

EXHIBITS

         EXHIBIT NO.                 DOCUMENT DESCRIPTION

         3.1*                        Articles of Incorporation.
         3.2*                        Bylaws.
         4.1*                        Specimen Stock Certificate.
         10.1*                       Bill of Sale Absolute
         10.2*                       Statement of Trustee
         10.3*                       Deed
         31.1                        Rule 13a-14(a)/15d-14(a) Certifications
         32.1                        Section 1350 Certifications

* Incorporated by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-102117 on December 23, 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fee.
       The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for two years are:
          for fiscal year of 2003: $-0-; and
          for fiscal year of 2004: $4,970.

(2)   Audit Related Fees.
       NIL.

(3)   Tax Fees.
       NIL.

(4)   All Other Fees.
       NIL.

(5) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of June, 2004.

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

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

     SIGNATURE                        TITLE                             DATE
/S/ CLIVE DE LARRABEITI      President, Secretary/                   6/15/2004
Clive de Larrabeiti          Treasurer, Principal Financial
                             Officer and Director

/S/PAUL CHUNG                Director                                6/15/2004
Paul Chung

                                 CERTIFICATIONS

                 RULE 13(a) - 14(a)/15(d) - 14(a) CERTIFICATIONS
                 -----------------------------------------------

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

Date: June 15, 2004

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

Date: June 15, 2004

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

                           Section 1350 Certifications

       CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

                       Pursuant to 18 U.S.C. Section 1350

      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         I, Clive de Larrabeiti, President, Secretary and Director, who also performs the function of principal financial officer, principal executive officer and principal accounting officer of Mayfair Mining & Minerals, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

         (i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

         (ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Mayfair Mining & Minerals, Inc.

Dated: June 15, 2004                By: /S/ CLIVE DE LARRABEITI
                                    Clive de Larrabeiti

                                    President, Secretary, Treasurer and a member of the Board of Directors, Principal Financial Officer, Chief Executive Officer and Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to Mayfair Mining & Minerals, Inc. and will be retained by Mayfair Mining & Minerals, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.