Form 10QSB/A
period 2003-12-31
MAYFAIR MINING & MINERALS INC
filed 2004-07-20
CIK 1211526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

AMENDMENT NO. 2 TO
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

SHAREHOLDERS' EQUITY

Share Capital
Authorized:
75,000,000 Common shares, par value $0.001 per share
Issued and outstanding:
7,000,000 Common shares at December 31, 2003 and March 31, 2003	7,000	7,000

Additional paid-in capital	23,611	16,536

Share subscription received	150,000	-

Deficit Accumulated During The Exploration Stage	(25,691)	(3,291)
	154,920	20,245

	$154,920	$20,322

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

As of December 31, 2003, our total assets were $154,920, and our total liabilities were $Nil.

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

Dated: July 20, 2004

MAYFAIR MINING & MINERALS, INC.
BY: /s/ Clive de Larrabeiti Clive de Larrabeiti President and Director (who also performs the function of principal financial officer and principal accounting officer)
BY: /s/ Paul Chung Paul Chung A Director