Form 10QSB
period 2004-06-30
MAYFAIR MINING & MINERALS INC
filed 2004-07-28
CIK 1211526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB


                                   (Mark one)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________to___________

                        Commission file number 333-102117

                         MAYFAIR MINING & MINERALS, INC.
        (Exact name of small business issuer as specified in its charter)

Nevada                                         45-0487294
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


Paxhill, Park Lane, Lindfield, West Sussex, RH16 2QS, UK
--------------------------------------------------------------------------------
(Address of principal executive offices)

44-(1444)-487100
--------------------------------------------------------------------------------
(Issuer's Telephone Number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

Outstanding as of July 27, 2004: 8,500,000 common shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


The following interim unaudited financial statements for the period ended June 30, 2004 have been prepared by the Company.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)


                          INTERIM FINANCIAL STATEMENTS


                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



                                        MAYFAIR MINING & MINERALS, INC.
                                        (AN EXPLORATION STAGE COMPANY)

                                             INTERIM BALANCE SHEET
                                           (STATED IN U.S. DOLLARS)



------------------------------------------------------------------------------------------------------
                                                                          JUNE 30         MARCH 31
                                                                            2004            2003
------------------------------------------------------------------------------------------------------
                                                                                         (Audited)
ASSETS

CURRENT
     Cash                                                              $     122,040  $     130,220
====================================================================================================

LIABILITIES

 CURRENT
     Accounts payable and accrued liabilities                          $       1,795  $       3,788
                                                                       -----------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
     Authorized:
            75,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
             8,500,000 common shares at June 30, 2004 and
             March 31, 2004                                                    8,500          8,500

     Additional paid-in capital                                              152,695        152,695

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                             (40,950)       (34,763)
                                                                       -----------------------------
                                                                             120,245         126,432
                                                                       -----------------------------

                                                                       $     122,040  $     130,220
====================================================================================================


                                             MAYFAIR MINING & MINERALS, INC.
                                             (AN EXPLORATION STAGE COMPANY)

                                             INTERIM STATEMENT OF OPERATIONS
                                                       (UNAUDITED)
                                                (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMMULATIVE
                                                                                                        FROM
                                                                                                       DATE OF
                                                                                                      INCEPTION
                                                                                                      AUGUST 14
                                                                     THREE MONTHS ENDED                2002 TO
                                                                           JUNE 30                     JUNE 30
                                                                   2004              2003               2004
--------------------------------------------------------------------------------------------------------------------
EXPENSES
     Office and sundry                                       $          3,520  $             96   $        10,121
     Organizational costs                                                -                 -                1,215
     Professional fees                                                  1,700             1,959            24,481
     Travel                                                               967                               3,762
     Mineral property acquisition costs (Note 4)                         -                  930             1,371
                                                             -------------------------------------------------------

NET LOSS FOR THE PERIOD                                      $          6,187  $          2,985   $        40,950
====================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                             $           0.01  $           0.01
=================================================================================================



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       8,500,000         7,000,000
=================================================================================================


                                             MAYFAIR MINING & MINERALS, INC.
                                             (AN EXPLORATION STAGE COMPANY)

                                             INTERIM STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)
                                                (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMMULATIVE
                                                                                                        FROM
                                                                                                       DATE OF
                                                                                                      INCEPTION
                                                                                                      AUGUST 14
                                                                       THREE MONTHS ENDED              2002 TO
                                                                             JUNE 30                   JUNE 30
                                                                       2004             2003            2004
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                                     $       (6,187)    $    (2,985)  $     (40,950)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH USED BY OPERATING ACTIVITIES
     Accounts payable                                                    (1,993)           -              1,795
                                                                 ---------------------------------------------------
                                                                         (8,180)         (2,985)        (39,155)
                                                                 ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Share capital issued                                                 -                -            157,000
     Deferred share issue costs                                           -                -            (19,416)
     Related party loan payable (Note 5)                                  -                -             23,611
                                                                 ---------------------------------------------------
                                                                          -                -            161,195
                                                                 ---------------------------------------------------

(DECREASE) INCREASE IN CASH                                              (8,180)         (2,985)        122,040

CASH, BEGINNING OF PERIOD                                               130,220           6,748           -
                                                                 ---------------------------------------------------

CASH, END OF PERIOD                                              $      122,040     $     3,763   $     122,040
====================================================================================================================


                                             MAYFAIR MINING & MINERALS, INC.
                                             (AN EXPLORATION STAGE COMPANY)

                                        INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

                                                      JUNE 30, 2004
                                                       (UNAUDITED)
                                                (STATED IN U.S. DOLLARS)



                                                  COMMON STOCK                       DEFICIT
                                   --------------------------------------------    ACCUMULATED
                                                                  ADDITIONAL       DURING THE
                                                                   PAID-IN         EXPLORATION
                                       SHARES        AMOUNT        CAPITAL            STAGE              TOTAL
                                   ---------------------------------------------------------------------------------
Shares issued for cash at
  $0.001                              7,000,000    $    7,000   $       -       $        -          $       7,000

Related party loan payable
  contributed as capital (Note 5)        -               -             16,536            -                 16,536
Net loss for the period                  -               -              -              (3,291)             (3,291)
                                   ---------------------------------------------------------------------------------

Balance, March 31, 2003               7,000,000         7,000          16,536          (3,291)             20,245

Related party loan payable
   contributed as capital
   (Note 5)                              -               -              7,075            -                  7,075
Shares issued for cash at $0.10,
  net of share issue costs of
  $19,416                             1,500,000         1,500         129,084            -                130,584
Net loss for the year                    -               -              -             (31,472)            (31,472)
                                   ---------------------------------------------------------------------------------

Balance, March 31, 2004               8,500,000         8,500         152,695         (34,763)            126,432

Net loss for the period                  -               -              -              (6,187)             (6,187)
                                   ---------------------------------------------------------------------------------

Balance, June 30, 2004                8,500,000    $    8,500   $     152,695   $     (40,950)      $     120,245
                                   =================================================================================

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      INTERIM NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.       BASIS OF PRESENTATION

         The interim financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2004 audited financial statements and notes hereto.


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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $40,950 for the period from inception, August 14, 2002, to June 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      INTERIM NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      INTERIM NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

         g)       Basic and Diluted Loss Per Share

         In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

Some discussions in this report include a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

We filed a registration statement on December 23, 2002, in a Form SB-2 under the Securities Act of 1933, which was effective on July 10, 2003. This registration statement was for a public offering of our shares of common stock for a minimum amount of $40,000 and a maximum of $150,000. We commenced the offering of the shares during October, 2003, and completed the maximum subscription of $150,000 in late November, 2003. We had intended to commence Phase 1 of the exploration of the Company's mineral property - in late October, 2003 to complete Phase 1 at the end of November, 2003. However, due to snow in the region, we delayed commencement of Phase 1 until June, 2004. Subject to the results of this exploration program, we would then start Phase 2 in August, 2004 and complete Phase 2 at the end of October, 2004. Phase 2 would take approximately three months to complete and would cost $35,000. We would start Phase 3 at the beginning of November, 2004 and complete Phase 3 at the end of September, 2005. Phase 3 would take approximately six months and would cost $50,000. We cannot work from December to May because of bad weather conditions.

If the results of Phase 1 or 2 are not successful and we choose not to continue Phase 2 or 3, we will seek to acquire other claims for exploration as we are an exploration company. We will not acquire claims from related parties.

We have not generated any revenues and no revenues are anticipated unless and until silver, lead and zinc are discovered on the property in which we have an interest. Accordingly, we must raise cash from other than the sale of the silver, lead and zinc. We will be conducting research in connection with the exploration of the property on which we own mining interests. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees.

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

From Inception to June 30, 2004.

We acquired our mining interest on a property located in British Columbia and will commence the research and exploration of our mining operations on that property.

Since inception, Mr. de Larrabeiti has advanced to us the total sum of $23,611 for our corporate costs, mining interest acquisition costs and offering expenses required before the completion of the offering, and we issued 8,500,000 shares of common stock to raise money. Net cash provided by financing activities from inception to June 30, 2004, was $161,195, as a result of proceeds received from share subscriptions.

LIQUIDITY AND CAPITAL RESOURCES

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. We further issued 1,500,000 shares during November, 2003 upon the completion of our public offering for the amount of $150,000. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $23,611, which is used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan does not bear interest and has not been repaid as of the date hereof and it is not due on a specific date. Mr. de Larrabeiti will accept repayment from us when the money is available. Mr. de Larrabeiti entered into an agreement with the Company on April 20, 2003 whereby he agrees not to demand the repayment from the proceeds of this offering except for the offering expenses that have been paid by loans before completion of this offering. The offering expenses before completion of this offering that have been paid by loans from Mr. de Larrabeiti are $22,236 which have not yet been repaid to him.

As of June 30, 2004, our total assets were $122,040, and our total liabilities were $1,795.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)


     Exhibit No.       Description
     -----------       -----------

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

Dated:  July 27, 2004

MAYFAIR MINING & MINERALS, INC.

BY: /S/ CLIVE DE LARRABEITI
------------------------------
Clive de Larrabeiti
President and Director
(who also performs the function of principal financial officer and principal accounting officer)

BY: /S/ PAUL CHUNG
------------------------------
Paul Chung
A Director

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

                           /s/ "Clive de Larrabeiti"
                           --------------------------------------
                           Clive de Larrabeiti
                           President and Director
                           (who also performs the function of principal
                           financial officer and principal accounting officer)

July 27, 2004

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

                                   /s/ "Paul Chung"
                                   ------------------------------
                                   Paul Chung
                                   A Director


July 27, 2004