Form 10QSB
period 2004-09-30
MAYFAIR MINING & MINERALS INC
filed 2004-11-08
CIK 1211526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB
                                   (Mark one)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2004
                                              ------------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________to___________

                        Commission file number 333-102117

                         MAYFAIR MINING & MINERALS, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

================================================================================
            Nevada                                               45-0487294
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)
================================================================================
            Paxhill, Park Lane, Lindfield, West Sussex, RH16 2QS, UK
                    (Address of principal executive offices)
================================================================================
                                44-(1444)-487100
                          (Issuer's Telephone Number)
================================================================================
              (Former name, former address and former fiscal year,
                         if changed since last report)
================================================================================

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of November 5, 2004: 8,500,000 common shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements for the period ended September 30, 2004 have been prepared by the Company.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                    MAYFAIR MINING & MINERALS, INC.
                                    (AN EXPLORATION STAGE COMPANY)

                                         INTERIM BALANCE SHEET
                                       (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30         MARCH 31
                                                                          2004               2004
------------------------------------------------------------------------------------------------------
                                                                                           (Audited)

ASSETS

CURRENT
     Cash                                                            $     105,097      $     130,220
======================================================================================================
LIABILITIES

 CURRENT
     Accounts payable and accrued liabilities                        $       3,197      $       3,788
                                                                     ---------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
     Authorized:
            75,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
            8,500,000 common shares at September 30, 2004 and
            March 31, 2004                                                   8,500              8,500

     Additional paid-in capital                                            152,695            152,695

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                           (59,295)           (34,763)
                                                                     ---------------------------------
                                                                           101,900            126,432
                                                                     ---------------------------------

                                                                     $     105,097      $     130,220
======================================================================================================

                                                  3

                                          MAYFAIR MINING & MINERALS, INC.
                                           (AN EXPLORATION STAGE COMPANY)

                                          INTERIM STATEMENT OF OPERATIONS
                                                    (UNAUDITED)
                                              (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                                                       DATE OF
                                                                                                      INCEPTION
                                                                                                      AUGUST 14
                                          THREE MONTHS ENDED               SIX MONTHS ENDED            2002 TO
                                             SEPTEMBER 30,                   SEPTEMBER 30,           SEPTEMBER 30,
                                          2004            2003            2004            2003           2004
------------------------------------------------------------------------------------------------------------------
EXPENSES
     Office and sundry                $     4,142     $       881     $     7,662     $       977     $    14,263
     Organizational costs                      --              --              --              --           1,215
     Professional fees                      9,297           6,209          10,997           8,168          33,778
     Travel                                    --              --             967              --           3,762
     Mineral property
       acquisition costs
       (Note 4)                                --              --              --             930           1,371
     Management fees                        4,906              --           4,906              --           4,906
                                      ----------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $    18,345     $     7,090     $    24,532     $    10,075     $    59,295
==================================================================================================================

BASIC AND DILUTED LOSS PER SHARE      $      0.01     $      0.01     $      0.01     $      0.01
==================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           8,500,000       7,000,000       8,500,000       7,000,000
==================================================================================================

                                                        4

                                       MAYFAIR MINING & MINERALS, INC.
                                        (AN EXPLORATION STAGE COMPANY)

                                       INTERIM STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)
                                           (STATED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------
                                                                                                 CUMULATIVE
                                                                                                    FROM
                                                                                                   DATE OF
                                                                                                  INCEPTION
                                                                                                  AUGUST 14,
                                                                    SIX MONTHS ENDED               2002 TO
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                 2004              2003             2004
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                                $    (24,532)     $    (10,075)     $    (59,295)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY
  OPERATING ACTIVITIES
     Accounts payable and accrued liabilities                       (591)            3,127             3,197
                                                            -------------------------------------------------
                                                                 (25,123)           (6,948)          (56,098)
                                                            -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Share capital issued                                             --                --           157,000
     Deferred share issue costs                                       --            (5,842)          (19,416)
     Related party loan payable                                       --             7,075            23,611
     Share subscription received                                      --             1,000                --
                                                            -------------------------------------------------
                                                                      --             2,233           161,195
                                                            -------------------------------------------------

(DECREASE) INCREASE IN CASH                                      (25,123)           (4,715)          105,097

CASH, BEGINNING OF PERIOD                                        130,220             6,748                --
                                                            -------------------------------------------------

CASH, END OF PERIOD                                         $    105,097      $      2,033      $    105,097
=============================================================================================================

                                                      5

                                          MAYFAIR MINING & MINERALS, INC.
                                          (AN EXPLORATION STAGE COMPANY)

                                     INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

                                                SEPTEMBER 30, 2004
                                                    (UNAUDITED)
                                             (STATED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------------------
                                                     COMMON STOCK                             DEFICIT
                                     -------------------------------------------------      ACCUMULATED
                                                                           ADDITIONAL       DURING THE
                                                                            PAID-IN         EXPLORATION
                                         SHARES            AMOUNT           CAPITAL            STAGE              TOTAL
----------------------------------------------------------------------------------------------------------------------------
Shares issued for cash at $0.001         7,000,000     $       7,000     $          --     $          --      $       7,000
Related party loan payable
  contributed as capital                        --                --            16,536                --             16,536
Net loss for the period                         --                --                --            (3,291)            (3,291)
----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                  7,000,000             7,000            16,536            (3,291)            20,245

Related party loan payable
   contributed as capital                       --                --             7,075                --              7,075
Shares issued for cash at $0.10,
  net of share issue costs of
  $19,416                                1,500,000             1,500           129,084                --            130,584
Net loss for the year                           --                --                --           (31,472)           (31,472)

Balance, March 31, 2004                  8,500,000             8,500           152,695           (34,763)           126,432

Net loss for the period                         --                --                --           (24,532)           (24,532)

Balance, September 30, 2004              8,500,000     $       8,500     $     152,695     $     (59,295)     $     101,900
============================================================================================================================

                                                             6

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      INTERIM NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

1.       BASIS OF PRESENTATION

         The interim financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2004 audited financial statements and notes hereto.

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

                  As shown in the accompanying financial statements, the Company has incurred a net loss of $59,295 for the period from inception, August 14, 2002, to September 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      INTERIM NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      INTERIM NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

         g)       Basic and Diluted Loss Per Share

                  In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

We filed a registration statement on December 23, 2002, in a Form SB-2 under the Securities Act of 1933, which was effective on July 10, 2003. This registration statement was for a public offering of our shares of common stock for a minimum amount of $40,000 and a maximum of $150,000. We commenced the offering of the shares during October, 2003, and completed the maximum subscription of $150,000 in late November, 2003. We had intended to commence Phase 1 of the exploration of the Company's mineral property - in late October, 2003 to complete Phase 1 at the end of November, 2003. However, due to snow in the region, we delayed commencement of Phase 1 until June, 2004. The independent geologist, Locke B. Goldsmith, has reported that the field work on the company's claims was completed on September 15, 2004. The samples taken from the property were submitted for analysis on September 21, 2004. The report on the results is underway and will be completed when the results are received.

Subject to the results of this exploration program, we would then start Phase 2 in June, 2005 and complete Phase 2 at the end of August, 2005. Phase 2 would take approximately three months to complete and would cost $35,000. We would start Phase 3 at the beginning of November, 2005 and complete Phase 3 at the end of September, 2006. Phase 3 would take approximately six months and would cost $50,000. We cannot work from December to May because of bad weather conditions.

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

As we have completed our public offering by raising $150,000, we can satisfy our cash requirements for the next twelve months. As of the date of this report, Mr. de Larrabeiti has loaned to us $23,611. The company applied for a listing on the OTC Bulletin Board and received NASD approval to trade on August 13, 2004 under the trading symbol "MFMM".

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

From Inception to September 30, 2004.

We acquired our mining interest on a property located in British Columbia and will commence the research and exploration of our mining operations on that property.

Since inception, Mr. de Larrabeiti has advanced to us the total sum of $23,611 for our corporate costs, mining interest acquisition costs and offering expenses required before the completion of the offering, and we issued 8,500,000 shares of common stock to raise money. Net cash provided by financing activities from inception to September 30, 2004, was $161,195, as a result of proceeds received from share subscriptions.

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

As of September 30, 2004, our total assets were $105,097, and our total liabilities were $3,197.

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

(a)   Exhibits

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

           10.2*           Statement of Trustee

           10.3*           Deed

           10.4*           Agreement between Clive de Larrabeiti and the Company

           10.5*           Agreement between Locke Goldsmith and Clive de
                           Larrabeiti

           10.6*           Escrow Agreement

           31 Certification provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32 Certification provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



           *Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated December 25, 2002, and incorporated herein by this reference.

(b) No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAYFAIR MINING & MINERALS, INC.
                                         (An Exploration Stage Company)

                                         BY: /S/ CLIVE DE LARRABEITI
                                             ----------------------------------
                                             Clive de Larrabeiti
                                             President and Director
                                             (who also performs the function of
                                             principal financial officer and
                                             principal accounting officer)

                                         BY: /S/ PAUL CHUNG
                                             ----------------------------------
                                             Paul Chung
                                             A Director

Dated:  November 5, 2004