Form 10QSB
period 2004-12-31
MAYFAIR MINING & MINERALS INC
filed 2005-02-15
CIK 1211526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 For the
                    Quarterly period ended December 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________to___________

                        Commission file number 333-102117

                         MAYFAIR MINING & MINERALS, INC.
        (Exact name of small business issuer as specified in its charter)
================================================================================
Nevada                                                       45-0487294
(State or other jurisdiction of incorporation or             (IRS Employer
organization)                                                Identification No.)
================================================================================
Paxhill, Park Lane, Lindfield, West Sussex, RH16 2QS, UK
(Address of principal executive offices)
================================================================================
44-(1444)-487100
(Issuer's Telephone Number)
================================================================================
(Former name, former address and former fiscal year,
if changed since last report)
================================================================================

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

Outstanding as of February 14, 2005: 12,000,000 common shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements for the period ended December 31, 2004 have been prepared by the Company.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                            MAYFAIR MINING & MINERALS, INC.
                                             (AN EXPLORATION STAGE COMPANY)

                                                 INTERIM BALANCE SHEET
                                                (STATED IN U.S. DOLLARS)


-----------------------------------------------------------------------------------------------------------------------
                                                                                       DECEMBER 31          MARCH 31
                                                                                          2004               2004
-----------------------------------------------------------------------------------------------------------------------
                                                                                                            (Audited)
ASSETS

CURRENT
     Cash                                                                             $     567,242      $     130,220
=======================================================================================================================
LIABILITIES

 CURRENT
     Accounts payable and accrued liabilities                                         $         800      $       3,788
                                                                                      --------------     --------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
     Authorized:
         75,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
         12,000,000 common shares at December 31, 2004
          8,500,000 common shares at March 31, 2004                                          12,000              8,500

     Additional paid-in capital                                                             650,584            152,695

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                            (96,142)           (34,763)
                                                                                      --------------     --------------
                                                                                            566,442            126,432
                                                                                      --------------     --------------

                                                                                      $     567,242      $     130,220
=======================================================================================================================


                                             MAYFAIR MINING & MINERALS, INC.
                                             (AN EXPLORATION STAGE COMPANY)

                                             INTERIM STATEMENT OF OPERATIONS
                                                       (UNAUDITED)
                                                (STATED IN U.S. DOLLARS)


                                                                                                             CUMULATIVE
                                                                                                              FROM DATE
                                                                                                            OF INCEPTION
                                                                                                             AUGUST 14
                                            THREE MONTHS ENDED                NINE MONTHS ENDED                2002 TO
                                                DECEMBER 31                      DECEMBER 31                 DECEMBER 31
                                           2004              2003            2004             2003              2004
------------------------------------------------------------------------------------------------------------------------
EXPENSES
     Office and sundry                $      4,998      $      2,964     $     12,660     $      3,941     $     19,261
     Organizational costs                       --                --               --               --            1,215
     Professional fees                        (677)            9,361           10,320           17,529           33,101
     Travel                                 12,633                --           13,600               --           16,395
     Mineral property acquisition
       costs
       (Note 4)                                 --                --               --              930            1,371
     Management fees                        19,893                --           24,799               --           24,799
------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $     36,847      $     12,325     $     61,379     $     22,400     $     96,142
========================================================================================================================

BASIC AND DILUTED LOSS PER SHARE      $       0.01      $       0.01     $       0.01     $       0.01
=======================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           10,752,500         7,000,000        9,253,564        7,000,000
=======================================================================================================



                                   MAYFAIR MINING & MINERALS, INC.
                                    (AN EXPLORATION STAGE COMPANY)

                                   INTERIM STATEMENT OF CASH FLOWS
                                             (UNAUDITED)
                                       (STATED IN U.S. DOLLARS)


----------------------------------------------------------------------------------------------------
                                                                                         CUMULATIVE
                                                                                          FROM DATE
                                                                                        OF INCEPTION
                                                                                          AUGUST 14
                                                                NINE MONTHS ENDED          2002 TO
                                                                   DECEMBER 31           DECEMBER 31
                                                               2004          2003           2004
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                                $ (61,379)     $ (22,400)     $ (96,142)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY
  OPERATING ACTIVITIES
     Accounts payable and accrued liabilities                  (2,988)           (77)           800
                                                            ----------------------------------------
                                                              (64,367)       (22,477)       (95,342)
                                                            ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Share capital issued                                     525,000             --        682,000
     Deferred share issue costs                                    --         (5,842)       (19,416)
     Related party loan payable                               (23,611)         7,075             --
     Share subscription received                                   --        150,000             --
                                                            ----------------------------------------
                                                              501,389        151,233        662,584
                                                            ----------------------------------------
(DECREASE) INCREASE IN CASH                                   437,022        128,756        567,242

CASH, BEGINNING OF PERIOD                                     130,220          6,748             --
                                                            ----------------------------------------

CASH, END OF PERIOD                                         $ 567,242      $ 135,504      $ 567,242
====================================================================================================



                                          MAYFAIR MINING & MINERALS, INC.
                                           (AN EXPLORATION STAGE COMPANY)

                                     INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

                                                 DECEMBER 31, 2004
                                                    (UNAUDITED)
                                              (STATED IN U.S. DOLLARS)



                                                    COMMON STOCK                        DEFICIT
                                    --------------------------------------------      ACCUMULATED
                                                                      ADDITIONAL       DURING THE
                                                                       PAID-IN         EXPLORATION
                                         SHARES         AMOUNT         CAPITAL            STAGE            TOTAL
                                    -------------------------------------------------------------------------------
Shares issued for cash at
  $0.001                               7,000,000     $     7,000     $        --      $        --      $     7,000
Related party loan payable
  contributed as capital                      --              --          16,536               --           16,536
Net loss for the period                       --              --              --           (3,291)          (3,291)
                                    -------------------------------------------------------------------------------

Balance, March 31, 2003                7,000,000           7,000          16,536           (3,291)          20,245

Related party loan payable
   contributed as capital                     --              --           7,075               --            7,075
Shares issued for cash at $0.10,
  net of share issue costs of
  $19,416                              1,500,000           1,500         129,084               --          130,584
Net loss for the year                         --              --              --          (31,472)         (31,472)
                                    -------------------------------------------------------------------------------

Balance, March 31, 2004                8,500,000           8,500         152,695          (34,763)         126,432

Repayment of related party loan
  payable to principal
  shareholder                                 --              --         (23,611)              --          (23,611)
Shares issued for cash at $0.15        3,500,000           3,500         521,500               --          525,000
Net loss for the period                       --              --              --          (63,776)         (63,776)
                                    -------------------------------------------------------------------------------

Balance, December 31, 2004            12,000,000     $    12,000     $   650,584      $   (98,539)     $   564,045
                                    ===============================================================================



                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      INTERIM NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.       BASIS OF PRESENTATION

         The interim financial statements as of December 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2004 audited financial statements and notes hereto.

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

                  As shown in the accompanying financial statements, the Company has incurred a net loss of $96,142 for the period from inception, August 14, 2002, to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      INTERIM NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      INTERIM NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

         g)       Basic and Diluted Loss Per Share

                  In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


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

We filed a registration statement on December 23, 2002, in a Form SB-2 under the Securities Act of 1933, which was effective on July 10, 2003. This registration statement was for a public offering of our shares of common stock for a minimum amount of $40,000 and a maximum of $150,000. We commenced the offering of the shares during October, 2003, and completed the maximum subscription of $150,000 in late November, 2003. We had intended to commence Phase 1 of the exploration of the Company's mineral property in British Columbia in late October, 2003 in order to complete Phase 1 by the end of November, 2003. However, due to snow in the region, we delayed commencement of Phase 1 until June, 2004. The independent geologist, Locke B. Goldsmith, has reported that the field work on the company's claims was completed on September 15, 2004. The samples taken from the property were submitted for analysis on Sept 21, 2004. The report on the results is underway and will be completed when the results are received.

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

During the period under review, the company completed a private placement equity funding with a number of accredited investors and European institutions for gross proceeds to the company of US $525,000 by the sale of 3,500,000 shares at a price of $0.15 cents. This funding is going to be utilised for working capital requirements and to review potential mining projects in Africa. Combined with the balance of funds remaining from our initial public offering of $150,000, we anticipate we will be able to satisfy our cash requirements for the next twelve months. As of the date of this report, Mr. de Larrabeiti had loaned to us $23,611. This amount was repaid during the period from the proceeds of the private placement. The company is now listed on the OTC Bulletin Board under the trading symbol "MFMM".

LIMITED OPERATING HISTORY

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration-stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. The mining business is fraught with uncertainties and risks. Our business is also subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the anticipated exploration of our mining claims, and possible cost overruns due to price and cost increases in goods and services.

RESULTS OF OPERATIONS

>From Inception to December 31, 2004.
We acquired our mining interest on a property located in British Columbia and, if warranted by a property analysis and report being prepared by an independent geologist, we may commence our mining operations on that property.

Since inception, Mr. de Larrabeiti has advanced to us the total sum of $23,611 for our corporate costs, mining interest acquisition costs and offering expenses required before the completion of the offering, and we issued 8,500,000 shares of common stock to raise money. The company also placed a further 3,500,000 shares by a private placement during the period. Net cash provided by financing activities from inception to December 31, 2004, was $685,908, as a result of proceeds received from share subscriptions.

LIQUIDITY AND CAPITAL RESOURCES

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. We further issued 1,500,000 shares during November, 2003 upon the completion of our public offering for the amount of $150,000. We issued 3,500,000 shares during November, 2004 in a private placement. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $23,611, which was used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan was repaid during the period under review. As of December 31, 2004 our total assets were $567,242 and our total liabilities were $800.

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

Dated:  February 14, 2005

MAYFAIR MINING & MINERALS, INC.

BY: /S/ CLIVE DE LARRABEITI
    -----------------------
    Clive de Larrabeiti
    President and Director
    (who also performs the function of principal financial officer and principal accounting officer)

BY: /S/ PAUL CHUNG
    --------------
    Paul Chung
    A Director