Form 10KSB
period 2005-03-31
MAYFAIR MINING & MINERALS INC
filed 2005-07-12
CIK 1211526

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED -MARCH 31, 2005 OR

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

                                 YES [X]   NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year is nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of July 11, 2005 is, $2,992,050.

As of July 11, 2005, there were 4,905,000 shares of common voting stock, $0.001 par value per share held by non-affiliates.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the EXCHANGE ACT after the distribution of securities under a plan confirmed by a court. [XX] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 11, 2005 - 12, 000,000 shares of common stock .

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in the State of Nevada on August 14, 2002. We own mining interests on a property located in British Columbia, Canada and have recently formed a joint venture operation for mining in Zambia, on the African continent. We maintain our statutory registered agent's office at 3990 Warren Way, Reno, Nevada, USA, 89509, and our business administrative office is located at Paxhill, Park Lane, Lindfield, West Sussex, RH16 2QS, England. Our office telephone number is 44-(1444)-487100.Our securities are listed on the OTC Bulletin Board, regulated by the NASD, under the stock symbol "MFMM".

BACKGROUND

In October of 2002, we acquired the rights to explore a mineral property in British Columbia containing six one unit claims. The property is located in an area where exploration dates from 1891. According to MINDEP Computer Files at the University of British Columbia, silver, lead and zinc were found in the claims adjacent to the property. We planned to perform a modern exploration program over the claims.

On May 10, 2004, the company commissioned an independent geologist to commence Phase 1 of the company's exploration program. This program commenced in September, 2004 and in late January the company received the consulting geologist's report on the soil geochemistry and geology of the Silver Stone 1-6 Mineral Claims. The report states, in summary, that a program of soil geochemical sampling with geological observations on a 10.0 km grid was carried out at the Silver Stone claim group. No anomalous values were detected and only several threshold soil values of up 4.0 ppm silver and 69 ppm lead were found. The consulting geologist recommended, in his report dated January 25, 2005 that no additional exploration should be planned for the property. This first phase of the program and report were completed at minimal cost to the Company. The Company does not intend to retain this property.

On January 17, 2005 the company signed a joint venture agreement with the Nyendwa Family of Kafue, Zambia and their associated corporations ("Nyendwa Family"). Pursuant to the Agreement, the Company incorporated a new Zambian joint venture company - Mayfair Mining & Minerals (Zambia) Limited. The new Zambian joint venture company is owned 70% by Mayfair Mining and Minerals (UK) Ltd. and 30% by the Nyendwa Family. Mayfair Mining & Minerals (UK) Limited is a wholly owned subsidiary of Mayfair Mining & Minerals, Inc. In return for their 30% shareholdings in the subsidiary, the Nyendwa Family is transferring into the Zambian joint venture company all their rights and interests in three prospective mining projects.

These are:

FUNSWE RIVER - an area of 70 square kilometres near Kafue with sub - areas which may contain commercial amounts of gold and platinum group metals. Work by the Geological Survey of Zambia and the European Commission has confirmed this prospectivity. Sample grades encountered included:

         Bedrock Platinum - 2 g/t
         Elluvial Gold - 3.5 - 25 g/t
         Alluvial Gold - 1 - 2 g/t

NANSENGA STREAM - an area of 20 square kilometers, south of Kafue, adjacent to the main highway which may, according to Geological Survey of Zambia reports and European Commission evaluations, contain commercial amounts of gold. Sample grades encountered included:

         Alluvial Gold - 5 - 46 g/t

The coarse nature of the alluvial gold in the Nansenga Stream indicates the need for a detailed study of the adjacent shear zones.

MAPATIZYA CONCESSIONS - a group of mining concessions near Lake Kariba, in the principal Zambian amethyst producing area and containing a significant gemstone resource, as indicated by the work of the Geological Survey of Zambia. In two of the four concessions, the Geological Survey has determined a resource of 143,000 tonnes of gem quality amethyst. Recovery is approximately 38% saleable quality and 2% is the highest - grade faceting quality material.

The company wishes to advise that we are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists on any of the properties on which we own mining interests until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

LOCATION AND ACCESS

The Company headquarters will be located at Kafue, a communications junction and industrial town to the south of Lusaka. Commercial premises are available here as a result of the joint venture with the Nyendwa Family. It provides a location close to the exploration areas and the Mapatizya project and the sorting of amethyst has been coordinated from there for several years.

The Funswe River licence area lies approximately 30 kilometers to the north west of Kafue and is accessible by tarmac and graded bush roads during good weather conditions. An operational base will be created on the property, but administration will be coordinated from Kafue. The Nansenga Stream property lies adjacent to the Great North Road, some 20 kilometers south of Kafue. A small compound will be established on the property.

The amethyst properties are located in the Mapatizya constituency of the Kalomo District, approximately 115 kilometers from Kalomo Town and 415 kilometers from Kafue. Mapatizya is the principal amethyst mining area in Zambia and is divided into 68 licenses, commonly called concessions. Access is available throughout the dry season by a feeder road branching off 7 kilometers before Kalomo. The road is maintained by the Government and can take heavy trucks.

PROPERTY GEOLOGY

The Mayfair projects are located on a geological feature called the Mpande Dome. This lies between the Mwembeshi Shear Zone and the Mushika Machete Shear Zone. In the area of the Mpande Dome, the geology is dominated by the Basement Super Group (gneiss and quartzite overlain by meta - dolerite, tuff and meta - basalt), which, in turn, is overlain by the Katanga Super Group (schist, carbonate, quartzite and conglomerate).

HISTORY OF PREVIOUS WORK

     FUNSWE RIVER

The Funswe River Licence lies within 40 km of Lusaka and Kafue and contains an area of approximately 70 square kilometers. The geology of the licensed area consists of ancient Pre -Cambrian rocks of the Mpande Dome (see above). The Mpande Dome is the locus of many gold occurrences.

In the licensed area, work to date has identified occurrences of:

     o Bedrock Gold,
     o Elluvial Gold;
     o Alluvial Gold;
     o Bedrock Platinum Group Metals;
     o Alluvial Platinum Group Metals.

Various other minerals exist, e.g., copper and kyanite, but they are considered to be of small economic consequence. Bedrock gold occurrences are small - scale and wide - spread, but merit further exploration. Tropical weathering has resulted in the development of a large area of elluvial lag deposits. Trial pits have been excavated and tested over an area of 10 to 15 square kilometers, yielding grades of 3.5 to 45 g/t gold. Sample spacing is wide (1 / square kilometre) and follow - up and infill work is required. Tests have shown that any gold present on the property can be recovered by simple gravity / hydraulic / centrifuge methods involving low cost and low environmental impact.

In the Funswe River Basin license, ten areas of potential alluvial gold bearing sediments have been identified a small scale, selective and low - impact operation could yield revenues and a potential profit and could underwrite further work on the licenses, but there can be no assurance of this.

The Funswe license is also prospective for platinum and associated metals. The black - sand concentrates associated with the alluvial gold of the Funswe River contain platinum group metals (up to 70 g/t in the samples analyzed so far). The source of the PGM mineralization is likely to be the so - called biotite schist of the Basement Super Group. Chip sampling of the outcrop has yielded preliminary bedrock grades of nearly 2 g/t. It is significant that the Mpande Dome has become a target for Nickel exploration.

NANSENGA STREAM

The Nansenga Stream prospect area contains an area of approximately 20 square kilometers and is situated approximately 30 kilometers south of Kafue, adjacent to the Great North Road. The geology of the area consists of granite, sheared aplitic granite and felspathised biotite gneiss of the Basement Super Group. Basic meta - gabbro and meta - dolerite is randomly distributed in the country rock. The area is partially covered by elluvial lag deposits (straddling the Great North Road) and alluvial deposits (along the Nansenga Stream).

The area of the Mpande Dome is prospective for gold. A total of 19 gold occurrences were recorded - mostly of the vein type - in colonial times. These include, in the Nansenga area, two small gossans, one metre or so wide, containing nominal amounts of gold, along with areas of rubble and a float of gold - bearing quartz. The float seems somewhat promising on either side of the Great North Road and some small amounts of gold are present in the sands and gravels along the Nansenga Stream. The remains of an old stamp mill are present to the north of the road. This probably was built to work elluvial gold deposits in early colonial times.

Zambian Geological Survey and European Commission Consultants have undertaken a walk - over survey and this has confirmed the prospectivity of the ground. The sediments associated with the Nansenga stream are extensive (indeed sand is quarried illegally for the Lusaka market). In the basal layers, along the stream channel, a small number of nuggets (up to 5 mm across) and some gold particles are discernible with the naked eye. Sand samples from the basal horizon have been recovered and tested in the metallurgical department of the Geological Survey. The limited preliminary tests confirm grades ranging from 5 to 46 g/t. (The higher value is literally a "nugget" effect.)

A prominent hill is present some 1 km north east of the Nansenga School. Here, the stream makes a series of sharp bends, sometimes associated with a major shear zone. Smaller shear zones in the bedrock of the hill are associated with veins of quartz and iron oxides. The size of the nuggets encountered in the Nansenga stream sediments and the presence of this shearing indicate that this area may be the primary source of the gold, but there is no assurance of this.

MAPATIZYA CONCESSIONS

This license consists of a group of mining concessions near Lake Kariba, in the principal Zambian amethyst producing area. These concessions may contain a significant gemstone resource, as indicated by the limited preliminary work of the Geological Survey of Zambia. In two of the four concessions, the Geological Survey has determined a resource of 143,000 tonnes of gem quality amethyst. Recovery may be approximately 38% saleable quality and 2% is possibly the highest - grade faceting quality material, but there is no assurance of this.

OUR PROPOSED EXPLORATION PROGRAM

Mayfair Mining & Minerals (Zambia) Limited will invest in the exploration and resource definition of minerals, if any exist, in the various areas. We must conduct exploration to determine what amount of minerals, if any exist on the properties which we own. If we find mineralized materials that prove to be economically viable and profitable to process, of which there can be no assurance, we plan to embark on a program of development. We plan to either develop the reserves ourselves, or bring in other interested parties or partners. To accomplish this, we may be required to raise more money through private placements, public offerings or by bringing in other partners. We do not claim to have any minerals or reserves whatsoever at this time on any of the properties. Initial work will be labour intensive and we will use local resources, but if deposits are proven up, mechanization may be implemented to accelerate the rate of development.

The Company is committed to its social, health and safety and environmental responsibilities.

COMPETITIVE FACTORS

The mining industry is fragmented. We compete with other exploration companies looking for gold, platinum and amethysts. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold, platinum and amethyst mining markets. While we compete with other exploration companies, there is currently no competition for the exploration or removal of minerals from the properties on which we own mining interests. Readily available gold, platinum and amethyst markets exist around the world. Therefore, we anticipate we will be able to sell any gold, platinum and amethysts that we are able to recover, if any.

EMPLOYEES

Initially, we intend to use the services of our joint venture partners and subcontractors for manual labor and exploration work on the properties on which we own mining interests. Our only employees are Clive de Larrabeiti and Michael Smith, our officers and directors and our two Zambian Partners.

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

         We were incorporated on August 14, 2002. To date we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to March 31, 2005 is $263,941. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs.

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

         We have no mineral reserves. If we do not find a mineral reserve containing gold, platinum or amethyst or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

3. We may not be able to work and generate income if weather conditions interrupt our exploration program.

         Our proposed exploration work can only be performed approximately seven months of the year. When roads are impassable during the rainy season, we are unable to work and generate income.

4. Because we are small and do not have much capital, we must limit our exploration. This may prevent us from realizing any revenues and you may lose your investment as a result.

         Because we are small and do not have much capital, we must limit the time and money we expend on exploration of interests on the properties on which we own mining interests. In particular, we may not:

                  *devote the time we would like to explore the properties on which we own mining interests;

                  *spend as much money as we would like to explore the properties on which we own mining interests;

                  *rent the quality of equipment we would like to have for exploration;

                  *have the number of people working on the properties on which we own mining interests that we would like to have.

         By limiting our operations, it will take longer to explore the properties on which we own mining interests. There are other larger exploration companies that could and probably would spend more time and money exploring the properties that we have acquired.

5. We will have to suspend our exploration plans if we do not have access to all the supplies and materials we need.

         Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials. If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials we need.

6. A direct conflict of interest could result because one of our officers and directors is an officer or director of other mining companies.

         One of our officers and directors, Mr. Paul Chung, may have a conflict of interest in that he is an officer or director of other mining companies. In the future, if we decide to acquire a mining property, which is also sought by one of the companies of which Mr. Paul Chung is an officer or director, a direct conflict of interest could result.

7. In the future, your shareholdings could be diluted because we may conduct further offerings.

         We may conduct further offerings in the future to finance our current project or to finance subsequent projects that we decide to undertake. If we decide to raise money or conduct further offerings in the future, your shareholdings will be diluted.

8. You may have difficulties in recovering any damages against the Company and the Company's Directors and Officers.

         You may sue the Company for damages in the US because the address for the agent for service is located in Nevada. However, for the recovery of damages against the Company and/or the directors and officers, you may have to start legal proceedings in the United Kingdom, where the principal and executive offices are located.

--------------------------------------------------------------------------------

ITEM 2. DESCRIPTION OF PROPERTIES.

The Funswe River license area lies approximately 30 kilometers to the north west of Kafue and is accessible by tarmac and graded bush roads. An operational base will be created on the license but administration will be coordinated from Kafue. The Nansenga Stream license lies adjacent to the Great North Road, some 20 kilometers south of Kafue. A small compound will be established on the license.

The amethyst licenses are located in the Mapatizya constituency of the Kalomo District, approximately 115 kilometers from Kalomo Town and 415 kilometers from Kafue. Mapatizya is the principal amethyst mining area in Zambia and is divided into 68 licenses or concessions. Access is available all the year round through a feeder road branching off 7 kilometers before Kalomo. The road is maintained by the Government and can take heavy trucks.

Our administrative office is located at Paxhill, Park Lane, Lindfield, West Sussex, UK, RH16 2QS, telephone 44-(1444)-487100. The company rents a small office at this address. The rental agreement was signed on January 20, 2004, on a month-to-month basis, at a rate of approximately US$940 a month. The rent is paid by the company to the owner of the office building. Our registered statutory office is located at 3990 Warren Way, Reno, Nevada, USA 89509.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of fiscal year 2004.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

As of March 31, 2005 we had 78 shareholders of record of our common stock.

MARKET INFORMATION

Our shares were called for trading on the OTC Bulletin Board on August 13, 2004. As of the date of this report 2,000,000 shares have been allocated, but not issued, as Employee Stock Options under the company's proposed Employee Stock Option Plan. The number of common shares that could be sold pursuant to Rule 144 of the Securities Act are the common shares held by Clive de Larrabeiti, Michael Smith and Ali Abood, which total 7,095,000 common shares and the shares issued on a private placement basis to 27 new and existing shareholders.

On December 23, 2002, we filed with the Securities and Exchange Commission our first public offering which the Securities and Exchange Commission deemed effective on July 10, 2003 (filing number 333-102117).

We completed our public offering in November 2003 by issuance of 1,500,000 shares of common stock. There was no underwriter for our first public offering. Our shares were called for trading on the OTC Bulletin Board on August 13, 2004.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Some discussions in this report include a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions, especially since we are engaged in the mining industry, one fraught with uncertainties and risks of operations.

We are a start-up, exploration-stage company, and have not yet generated or realized any revenues from our business operations.

As of March 31, 2005, we had cash resources of $496,047. We do not know how long this money will last; however, we subjectively estimate it will last for 12 months. It depends on many factors and uncertainties, including the amount of exploration we conduct and the cost thereof.

In October of 2002, we acquired the rights to explore the mineral property in British Columbia containing six one unit claims.

The property is located in an area where exploration dates from 1891. According to MINDEP Computer Files at the University of British Columbia, silver, lead and zinc were found in the claims adjacent to the property.

On May 10, 2004, the company commissioned an independent geologist to commence Phase 1 of the company's exploration program. This program commenced in September, 2004 and in late January, 2005 the company received the consulting geologist's report on the soil geochemistry and geology of the Silver Stone 1-6 Mineral Claims. The report states, in summary, that a program of soil geochemical sampling with geological observations on a 10.0 km grid was carried out at the Silver Stone claim group. No anomalous values were detected and only several threshold soil values of up 4.0 ppm silver and 69 ppm lead were found. The consulting geologist recommended, in his report dated January 25, 2005 that no additional exploration should be planned for the property. This first phase of the program and report were completed at minimal cost to the Company. The Company does not intend to retain this property.

On January 17, 2005 the company signed a joint venture agreement with the Nyendwa Family and their associated corporations. Pursuant to the Agreement, the Company incorporated a new Zambian joint venture company - Mayfair Mining and Minerals (Zambia) Limited. The new Zambian joint venture company is owned 70% by Mayfair Mining and Minerals (UK) Ltd. and 30% by the Nyendwa Family of Kafue, Zambia. Mayfair Mining and Minerals (UK) Ltd. is a wholly owned subsidiary of Mayfair Mining and Minerals, Inc. In return for their 30% shareholdings, the Nyendwa family is transferring into the Zambian joint venture company three prospective mining projects.

The Directors are currently carrying out an in - house evaluation of all the data on the three license areas, design of the work and production programs and preparation of budgets for the three properties. The Company has provisionally allocated US $ 150,000.00 during the first year for the purposes of sampling and testing of the bedrock, elluvial and alluvial gold and platinum group metals in Funswe River and Nansenga Stream and also for the re-establishment of production and processing of amethyst in the Mapatizya mining concessions. The Company will establish the headquarters of the Zambian subsidiary in Kafue, a town 30 kilometers from Lusaka.

RESULTS OF OPERATIONS

From Inception to March 31, 2005.

In October of 2002, we acquired the rights to explore a mineral property in British Columbia containing six one unit claims.

On May 10, 2004, the company commissioned an independent geologist to commence Phase 1 of the company's exploration program. This program commenced in September, 2004 and in late January the company received the consulting geologist's report on the soil geochemistry and geology of the Silver Stone 1-6 Mineral Claims. The report states, in summary, that a program of soil geochemical sampling with geological observations on a 10.0 km grid was carried out at the Silver Stone claim group. No anomalous values were detected and only several threshold soil values of up 4.0 ppm silver and 69 ppm lead were found. The consulting geologist recommended, in his report dated January 25, 2005 that no additional exploration should be planned for the property. This first phase of the program and report were completed at minimal cost to the company. The company does not intend to retain this property.

On August 13, 2004 the company was given clearance to trade on the OTC Bulletin Board regulated by the NASD, under the trading symbol "MFMM".

During November 2004 the company completed a private placement equity funding with a number of accredited investors and European institutions for gross proceeds to the company of US $525,000 by the sale of 3,500,000 shares at a price of $0.15 cents. This funding is to be utilized for working capital requirements and to review potential mining projects in Africa.

Combined with the balance of funds remaining from our initial public offering of $150,000, we anticipate we will be able to satisfy our cash requirements for the next twelve months. As of the date of this report, Mr. de Larrabeiti had loaned to us $23,611. This amount was repaid from the proceeds of the private placement.

Since inception, Mr. de Larrabeiti has advanced to us the total sum of $23,611 for our corporate costs, mining interest acquisition costs and offering expenses required before the completion of the offering, and we issued 7,000,000 shares of common stock to raise money. We raised an additional $150,000 from our public offering by issuance of 1,500,000 shares of common stock.

Mr. de Larrabeiti has been fully repaid the sums he advanced.

The company also placed a further 3,500,000 shares by a private placement during November, 2004. Net cash provided by financing activities from inception to March 31, 2005, was $662,584, as a result of proceeds received from share subscriptions.

Since inception, we have spent a total of $32,181 on office and sundry, consisting of transfer agent fees and general administration costs. $6,466 was spent in 2004 and $135 in 2003. Organizational costs in 2004 were $NIL and in 2003 were $1,215. We have spent a total of $44,507 for professional fees, including $4,971 in 2004 for accounting and audit fees (2003 - $NIL) and $17,811 in legal fees for our SB-2 filing, filing of quarterly and annual reports and general legal advice. The 2004 legal costs were $16,310 and for 2003 were $1,500. Travel expenses for 2005 were $32,444, $2,795 in 2004, and $NIL in 2003.
We paid management fees of $56,736 in 2005 (2004 and 2003 - $NIL), salaries of $6,000 (2004 and 2003 - $NIL), and recorded stock-based compensation of $86,700 (2004 and 2003 - $NIL).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, our total assets were $563,212, and our total liabilities were $61,706.

SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company issued 149,000 units at a price of $0.50 unit for gross proceeds of $74,500 in a private placement. Each unit consists of one share of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 per share at any time within the next two years.

On May 4, 2005, the company's Zambian subsidiary, Mayfair Mining & Minerals (Zambia) Ltd., received approval by the Projects Approval Committee of the Zambian Investment Centre based in Lusaka, Zambia. The company has now been issued an Investment Certificate which confers a right to the duty free import of mining equipment and reduced mineral royalty and corporate taxes, as well as unrestricted repatriation of profits, dividends and royalties from activities in Zambia.

On May 31, 2005, the company announced the signing of a Contract of Association and a joint venture with Bepigma Lda., a company in Angola. Mayfair Mining has been granted, through its wholly-owned UK subsidiary, a 70% interest in the Ucua Pegmatite Complex in Bengo Province, a short distance to the north east of Luanda, the capital of Angola.

On June 6, 2005, Christopher Davie joined the Board of Directors of Mayfair Mining & Minerals, Inc. Mr. Davie has been actively involved in the mining industry for thirty five years. Previously, he was the President and CEO of Queenstake Resources and its predecessor companies, Castle Exploration and Santa Cruz Gold. Mr. Davie is an Associate at the Camborne School of Mines and holds an MSc in Mining Engineering from the University of London, where he graduated in 1973.

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

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)

                                                           [MORGAN COMPANY LOGO]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the consolidated balance sheets of Mayfair Mining & Minerals, Inc. (an exploration stage company) as at March 31, 2005 and 2004, and the consolidated statements of operations, cash flows, and shareholders' equity for the years ended March 31, 2005 and 2004, and for the cumulative period from August 14, 2002 (date of inception) to March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, and for the cumulative period from August 14, 2002 (date of inception) to March 31, 2005, in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company incurred a net loss of $836,241 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada                                          "Morgan & Company"

June 28, 2005                                              Chartered Accountants


                                MAYFAIR MINING & MINERALS, INC.
                                (AN EXPLORATION STAGE COMPANY)

                                  CONSOLIDATED BALANCE SHEETS
                                   (STATED IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------
                                                                           MARCH 31
                                                                      2005           2004
---------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                          $   495,745    $   130,220
     Prepaid expense                                                       302             --
                                                                   --------------------------
                                                                       496,047        130,220

UNPROVEN MINERAL PROPERTY                                               64,286             --
CAPITAL ASSETS                                                           2,879             --
                                                                   --------------------------

                                                                   $   563,212        130,220
=============================================================================================

LIABILITIES

 CURRENT
     Accounts payable and accrued liabilities                      $    16,163    $     3,788
                                                                   --------------------------

MINORITY INTEREST IN SUBSIDIARY                                         61,706             --
                                                                   --------------------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK
     Authorized:
            75,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
            12,000,000 common shares at March 31, 2005 and
             8,500,000 Common shares at March 31, 2004                  12,000          8,500

     Additional paid-in capital                                      1,309,584        152,695

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                      (836,241)       (34,763)
                                                                   --------------------------
                                                                       485,343        126,432
                                                                   --------------------------

                                                                   $   563,212    $   130,220
=============================================================================================




                               MAYFAIR MINING & MINERALS, INC.
                                (AN EXPLORATION STAGE COMPANY)

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (STATED IN U.S. DOLLARS)


                                                                                 CUMULATIVE
                                                                                PERIOD FROM
                                                                                 INCEPTION
                                                                                 AUGUST 14
                                                          YEARS ENDED             2002 TO
                                                            MARCH 31              MARCH 31
                                                      2005           2004           2005
--------------------------------------------------------------------------------------------

EXPENSES
     Exploration expense                           $     2,572    $        --    $     2,572
     Office and sundry                                  25,580          6,466         32,181
     Organizational costs                                   --             --          1,215
     Professional fees                                  21,726         21,281         44,507
     Salaries                                            6,000             --          6,000
     Stock-based compensation                          659,000             --        659,000
     Travel                                             32,444          2,795         35,239
     Mineral property acquisition costs (Note 3)            --            930          1,371
     Management fees                                    56,736             --         56,736
                                                   -----------------------------------------

LOSS FOR THE PERIOD BEFORE MINORITY INTERESTS
                                                   $   804,058    $    31,472    $   838,821

MINORITY INTEREST IN LOSS OF SUBSIDIARY                 (2,580)            --         (2,580)
                                                   -----------------------------------------
LOSS FOR THE PERIOD                                $   801,478    $    31,472    $   836,241
============================================================================================
BASIC AND DILUTED LOSS PER SHARE                   $     (0.08)   $     (0.01)
=============================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        9,930,630      7,324,658
=============================================================================





                                MAYFAIR MINING & MINERALS, INC.
                                (AN EXPLORATION STAGE COMPANY)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (STATED IN U.S. DOLLARS)


                                                                                    CUMULATIVE
                                                                                    PERIOD FROM
                                                                                     INCEPTION
                                                                                     AUGUST 14
                                                                YEARS ENDED          2002 TO
                                                                  MARCH 31           MARCH 31
                                                             2005         2004         2005
---------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                  $(801,478)   $ (31,472)   $(836,241)
     Non-cash item:
         Stock-based compensation                           659,000           --      659,000
         Minority interest in subsidiary                     (2,580)          --       (2,580)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY
  OPERATING ACTIVITIES
     Prepaid expense                                           (302)          --         (302)
     Accounts payable and accrued liabilities                12,375        3,711       16,163
                                                          -----------------------------------
                                                           (132,985)     (27,761)    (163,960)
                                                          -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued                                    525,000      150,000      682,000
     Capital stock issue costs                                   --       (5,842)     (19,416)
     Related party loan payable (Note 6)                    (23,611)       7,075           --
                                                          -----------------------------------
                                                            501,389      151,233      662,584
                                                          -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITY
     Purchase of capital assets                              (2,879)          --       (2,879)
                                                          -----------------------------------

NET INCREASE IN CASH FOR THE PERIOD                         365,525      123,472      495,745

CASH, BEGINNING OF PERIOD                                   130,220        6,748           --
                                                          -----------------------------------

CASH, END OF PERIOD                                       $ 495,745    $ 130,220    $ 495,745
=============================================================================================

INTEREST PAID                                             $      --    $      --    $      --
TAXES PAID                                                $      --    $      --    $      --
=============================================================================================

NON-CASH TRANSACTION
During the year ended March 31, 2005, the Company acquired a 70% interest in unproven mineral properties in Zambia valued at $64,286 in exchange for a commitment to invest $150,000 in the properties (Note 4)




                                      MAYFAIR MINING & MINERALS, INC.
                                       (AN EXPLORATION STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                               MARCH 31, 2005
                                          (STATED IN U.S. DOLLARS)



                                              COMMON STOCK                       DEFICIT
                                    ----------------------------------------   ACCUMULATED
                                                                 ADDITIONAL    DURING THE
                                                                  PAID-IN      EXPLORATION
                                      SHARES        AMOUNT        CAPITAL         STAGE           TOTAL
                                    -----------   -----------    -----------    -----------    -----------

Shares issued for cash
  at $0.001                           7,000,000   $     7,000    $        --    $        --    $     7,000
Related party loan payable
  contributed as capital
  (Note 6)                                   --            --         16,536             --         16,536
Net loss for the period                      --            --             --         (3,291)        (3,291)
                                    ----------------------------------------------------------------------
Balance, March 31, 2003               7,000,000         7,000         16,536         (3,291)        20,245

Related party loan payable
   contributed as capital
   (Note 6)                                  --            --          7,075             --          7,075
Shares issued for cash at $0.10,
  net of share issue costs
  of $19,416                          1,500,000         1,500        129,084             --        130,584
Net loss for the year                        --            --             --        (31,472)       (31,472)
                                    ----------------------------------------------------------------------

Balance, March 31, 2004               8,500,000         8,500        152,695        (34,763)       126,432

Repayment of related party loan
  contributed as capital (Note 6)
                                             --            --        (23,611)            --        (23,611)
Shares issued for cash
  at $0.15                            3,500,000         3,500        521,500             --        525,000
Stock-based compensation                     --            --        659,000             --        659,000
Net loss for the year                        --            --             --       (801,478)      (801,478)
                                    ----------------------------------------------------------------------

Balance, March 31, 2005              12,000,000   $    12,000    $ 1,309,584    $  (836,241)   $   485,343
                                    ======================================================================

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)


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

          As shown in the accompanying financial statements, the Company has accumulated a deficit of $836,241 for the period from inception, August 14, 2002, to March 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Basis of Consolidation

          These consolidated financial statements include the accounts of Mayfair Mining & Minerals, Inc., its wholly-owned subsidiaries Mayfair Mining & Minerals (UK) Ltd. and Mayfair Gemstones Limited, and its 70%-owned subsidiary Mayfair Mining and Minerals (Zambia).

     b)   Organizational and Start Up Costs

          Costs of start up activities, including organizational costs, are expensed as incurred.

     c)   Mineral Property Acquisition Payments and Exploration Costs

          The Company records its interest in mineral properties at cost. The Company expenses all costs incurred on mineral properties to which it has secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

          The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

     d)   Capital Assets

          Capital assets represent costs incurred to develop the Company's website up to its initial implementation. The costs will be amortized to expense over the three-year estimated useful life of the website using the straight line method starting in April 2005. Ongoing website post-implementation costs of operation are charged to expense as incurred.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)   Use of Estimates

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

          Gains and losses on translation are recorded in the consolidated statement of operations.

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

     g)   Stock Based Compensation

          The Company has adopted the recommendations of Statement of Financial Accounting Standards No. 123 (revised 2004) - "Stock Based Payment" to account for stock based transactions with employees, officers, directors, and outside consultants. Accordingly, the fair value of stock options is charged to operations or resource property costs as appropriate, with an offsetting credit to contributed surplus. The fair value of stock options which vest immediately is recorded at the date of grant; the fair value of options which vest in future is recognized on a straight-line basis over the vesting period. Any consideration received on exercise of stock options together with the related portion of contributed surplus is credited to share capital.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h)   Environmental Remediation and Reclamation Expenditures

          The operations of the Company may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.

          The Company is in the early stages of exploring its resource properties. Remediation and reclamation expenditures are charged against earnings as incurred.

     i)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2005 and 2004, any outstanding stock equivalents were anti-dilutive so basic and diluted loss per share are the same.

     j)   Financial Instruments

          The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair value.

3.   RECENT ACOUNTING PRONOUNCEMENTS

     a) On March 31, 2004, the Emerging Issues Task Force ("EITF") issued EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF 04-2") which concluded that mineral interest conveyed by leases should be considered tangible assets. On April 30,2004, the Financial Accounting Standards Board ("FASB") issued amended SFAS 141 and SFAS 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company adopted EITF No. 04-2 on April 1, 2004.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



3.   RECENT ACOUNTING PRONOUNCEMENTS (Continued)

     b) On March 31, 2004, the EITF issued EITF 04-3, "Mining Assets' Impairment and Business Combinations" ("EITF 04-3") which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets. The Company adopted EITF 04-3 on April 1, 2004.

          The adoption of EITF No. 04-2 and EITF 04-03 resulted in the Company capitalizing the acquisition costs for mineral properties acquired in 2004.

     c) In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs". The adoption of SFAS 151 does not have an impact on the Company's results of operations or financial position.

     d) In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". The Company has determined that the adoption of SFAS 153 does not have an impact on the Company's results of operations or financial position.

     e) In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123"), "Share-Based Payment". The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Company adopted SFAS 123 effective April 1, 2004 .


4.   MINERAL PROPERTY INTERESTS

     a)   Zambia

          On January 17, 2005, the Company entered into an agreement with two Zambian private companies under which Mayfair Mining & Minerals (Zambia) ("Mayfair Zambia"), a private company, was formed.

          Under the agreement, the Company agreed to provide a loan of $150,000 to Mayfair Zambia as the first year's budget to incorporate Mayfair Zambia and set up the infrastructure necessary to perform three years of work programs, and to fund plant requirements to reopen an amethyst mine. As consideration for making the loan, the Company received a 70% equity interest in Mayfair Zambia. The Company will be repaid the loan from proceeds from mining operations, if any.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)


4.   MINERAL PROPERTY INTERESTS (Continued)

          The Company is required to advance $12,500 of loan proceeds per month. The Company has the right to withdraw its remaining funding obligations if it determines that the project is no longer feasible. As at March 31, 2005, the Company had advanced $12,500.

          The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest. The unproven mineral properties acquired under the arrangement have been recorded at an estimated fair value of $64,286.

          Under the terms of the agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $1,500 each. The employment contract is for one year and is automatically renewable each year unless either party provides one month's termination notice.

          The agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

          Mayfair Zambia's summarized financial information is as follows:

                                                                        2005
                                                                   -------------

        Current assets                                             $    143,199
        Non-current assets                                               65,486
                                                                   -------------

          Total assets                                             $    208,685
                                                                   =============

        Current liabilities                                        $         --
        Non-current liabilities                                           3,000
                                                                   -------------

          Total liabilities                                        $      3,000
                                                                   =============

        Net revenue                                                $         --
        Net income (loss)                                          $     (8,601)

     b)   Canada

          During the year ended March 31, 2004, the Company acquired a 100% interest in six mineral claims located in the Slocan Mining Division of British Columbia, Canada. In accordance with its accounting policy at the time, the acquisition costs were charged to operations. The Company has decided not to undertake further exploration of these mineral claims.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



5.   ACQUISITIONS

     a)   Mayfair Mining and Minerals (UK) Limited

          On November 17, 2004, the Company acquired all of the issued and outstanding shares of an inactive corporation owned by its principal shareholder by assuming $10 of debt.

     b)   Mayfair Gemstones Inc.

          On February 11, 2005, the Company incorporated Mayfair Gemstones Inc.


6.   RELATED PARTY TRANSACTIONS

     a) The related party loan, which was owing to a director and principal shareholder, was unsecured and interest free with no specific terms of repayment.

     b) During the year the Company paid management fees amounting to $56,736 to two directors. Of this amount, $5,000 was outstanding and included in accounts payable and accrued liabilities at March 31, 2005 ($nil -
          2004).


7.   SHARE CAPITAL

     a)   Common Shares

          During the year ended March 31, 2005, the Company issued 3,500,000 shares of restricted common stock for cash at a price of $0.15 per share in a private placement.

          During the year ended March 31, 2004, the Company issued 1,500,000 shares of common stock for cash at a price of $0.10 per share under its initial registration statement. The Company incurred $19,416 of share issue costs in connection with the issue of these shares.

     b)   Stock Options

          During the year ended March 31, 2005, the Company granted 1,400,000 options to purchase restricted shares of common stock to consultants, employees, directors and officers. The options are exercisable at a price of $0.15 until March 7, 2008. The Company has reserved a further 600,000 shares for future stock option grants.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)


7.   SHARE CAPITAL (Continued)

     b)   Stock Options (Continued)

          Stock Option Activity:

                                                                         2005
                                                       -----------------------------------------
                                                                       EXERCISE        AVERAGE
                                                         OPTIONS         PRICE          LIFE
                                                       -----------    -----------    -----------

        Outstanding at beginning of year                        --    $       --

        Granted                                          1,400,000          0.15      3.0 years
                                                       -----------------------------------------

        Outstanding and exercisable at end of year       1,400,000    $     0.15      2.98 years
                                                       =========================================

        Weighted average fair value of options granted                $     0.47
                                                       =========================================

          Stock based compensation expense recorded for the year ended March 31, 2005 included $634,500 for employees, officers and directors, and $24,500 for contractors, for a total of $659,000.

          The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model applying prices for free-trading stock. The assumptions used to calculate the fair value are as follows:

                                                                       2005
                                                                   -------------

        Dividend yield                                                    0
        Expected volatility                                              58%
        Risk free interest rate                                          2.8%
        Expected life                                                  3 years

          Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company's stock options.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



8.   INCOME TAXES

     a)   Income tax provision

          The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2003 - 34%) to income before income taxes. The difference results from the following items:

                                                                   2005          2004
                                                               -------------------------
        Computed expected (benefit of) income taxes            $  (293,000)  $   (11,000)
        Stock based compensation                                   244,000            --
        Increase in valuation allowance                             49,000        11,000
                                                               -------------------------
                                                               $        --   $        --
                                                               =========================


     b) Significant components of the Company's deferred income tax assets are as follows:

                                                                   2005          2004
                                                               -------------------------

         Total income tax operating loss carry forward         $   180,000   $    35,000

         Statutory tax rate                                             34%           34%

         Deferred income tax asset                                  61,000        12,000

         Valuation allowance                                       (61,000)      (12,000)
                                                               -------------------------
                                                               $        --   $        --
                                                               =========================


                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



8.   INCOME TAXES (Continued)

     c) The Company has incurred operating losses for tax purposes of approximately $180,000 which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

                                                                     EXPIRATION
                                                                      DATE OF
                                                                     INCOME TAX
                                                                     OPERATING
                                                          NET        LOSS CARRY
                                                          LOSS        FORWARDS
                                                       -----------   -----------

          2003                                         $     3,000      2023
          2004                                              32,000      2024
          2005                                             145,000      2025
                                                       -----------

      Total income tax operating loss carry forward    $  180,000
                                                       ==========


9.   SUBSEQUENT EVENT

     a) On May 24, 2005, the Company entered into an agreement to acquire a 70% interest in a mineral complex in Angola. Under the terms of the agreement, the Company may invest up to $2.25 million over three years, all at the discretion of the Company. The Company retains all financial and operational control. The Company was required to make an initial payment of $45,000 and is required to make a further payment of $40,000 within 90 days.

     b) Subsequent to March 31, 2005, the Company issued 149,000 units at a price of $0.50/unit for proceeds of $74,500 in a private placement. Each unit consists of one share of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 per share at any time within the next two years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2005, included in this report have been audited by Morgan and Company, Chartered Accountants, Suite 1488 - 700 West Georgia Street, Vancouver, BC, V7Y 1A1.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

---------------------------------- ------ --------------------------------------
Full Name and Resident Address     Age    Positions
---------------------------------- ------ --------------------------------------
Clive de Larrabeiti,               55     President, Secretary, Treasurer and
South Lodge, Paxhill Park,                Director
Lindfield, West Sussex, UK,
RH16 2QY
---------------------------------- ------ --------------------------------------
Michael Smith                      61     Director
Ballechin Home Farm,
Ballinluig by Pitlochry,
Perthshire, PH9 0LW
Scotland, UK
---------------------------------- ------ --------------------------------------
Paul Chung                         47     Director
2020 No. 4 Road,
Richmond, BC, V6X 2L3
---------------------------------- ------ --------------------------------------

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

BACKGROUND OF OFFICERS AND DIRECTORS

MR. CLIVE DE LARRABEITI HAS BEEN OUR PRESIDENT, SECRETARY, TREASURER AND MEMBER OF OUR BOARD OF DIRECTORS SINCE THE INCEPTION OF OUR BUSINESS. MR. DE LARRABEITI IS A FULL TIME EMPLOYEE OF THE COMPANY.

Mr. de Larrabeiti has been involved in the finance industry and public equity markets in Europe and North America for 25 years.

Since September, 2002, he has been a Vice-President and Officer of Miranda Gold Corp., a natural resource company listed on the TSX Venture Exchange (the "TSX") (MAD:TSX) Mr. de Larrabeiti resigned as a Vice-President and Officer of Miranda Gold Corp. effective February 6, 2004.

Since September, 2002, he has been a corporate consultant with Senate Capital Group, a venture capital company with headquarters in British Columbia, Canada. Mr. de Larrabeiti resigned as a corporate consultant with Senate Capital Group effective February 6, 2004.

From July, 1998 until March, 2002, he was a Director and Vice-President of Net Nanny Software International Inc., listed on the TSX and the OTCBB (NNS:TSX, NNSWF:OTCBB)

DR. MICHAEL SMITH HAS BEEN A MEMBER OF OUR BOARD OF DIRECTORS SINCE THE INCEPTION OF OUR BUSINESS. DR. SMITH IS A FULL TIME EMPLOYEE OF THE COMPANY.

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

MR. PAUL CHUNG HAS BEEN A MEMBER OF OUR BOARD OF DIRECTORS SINCE THE INCEPTION OF OUR BUSINESS. MR. CHUNG IS A PART TIME EMPLOYEE OF THE COMPANY

Paul Chung received a Batchelor of Science (Geology) degree from the University of British Columbia in 1981.

Mr. Chung received an MBA from Athabasca University, Alberta, Canada in 2001.

Mr. Chung has been involved in the venture capital markets through his involvement in various public and private companies.

Since September, 2004 he has been a director of Soho Recources Corp., a natural resource company listed on the TSX (SOH:TSX)

Since May, 2003 he has been the Chief Financial Officer of Geocom Resources, a natural resource company listed on the OTCBB (GOCM).

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

CONFLICTS OF INTEREST

We believe that Mr. Chung may be subject to conflicts of interest. The conflicts of interest could arise from his relationships with other mining operations. In the future, Mr. Chung will continue to be involved in the mining business for other entities and his involvement could create a conflict of interest. The only conflicts we foresee at this time are Mr. Chung's devotion of time to mining projects that do not involve us.

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

Mayfair Mining & Minerals, Inc.
Paxhill, Park Lane,
Lindfield, West Sussex, UK
RH16 2QS
UK

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a) (58) (b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up junior mining company and has not yet generated or realized any revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") from inception of the Company to March 31, 2005, its most recent fiscal year.


                           SUMMARY COMPENSATION TABLE
                                                                             LONG TERM COMPENSATION

                                        ANNUAL COMPENSATION                    AWARDS               PAYOUTS

          (a)              (b)      (c)       (d)         (e)           (f)             (g)           (h)         (i)

                                                                                   SECURITIES
                                                     OTHER ANNUAL   RESTRICTED      UNDERLYING                 ALL OTHER
NAME AND PRINCIPAL                 SALARY  BONUS     COMPENSATION  STOCK AWARD(S)  OPTIONS / SARS      LTIP    COMPENSATION
POSITION [1]              YEAR      ($)    ($)            ($)           ($)             (#)       PAYOUTS ($)     ($)
----------------------------------------------------------------------------------------------------------------------------
Clive de Larrabeiti       2003       0         0           0             0               0             0           0
President,                2004       0         0           0             0               0             0           0
Secretary-Treasurer &     2005    $35,000                                             500,000
Director

Michael H. Smith          2005    $20,000                                             500,000

[1] All compensation received by our officers and directors has been disclosed.

The Company is in the process of finalizing an Employee Stock Option Plan for the benefit of our officers and directors and our employees.

OPTION/SAR GRANTS

The Company has issued, pursuant to the Employee Stock Option plan the following options to purchase restricted shares of Common Stock, par value $.001 per share, to the following persons as partial consideration for services heretofore rendered to the Company. The options are granted at an option exercise price of US$0.15 per share and must be exercised within three (3) years from date of grant or the options are null, void and worthless:

          Clive de Larrabeiti, President- 500,000 shares
          Michael Smith, Vice President- 500,000 shares
          Michael Morrison, Legal Counsel- 100,000 shares
          Claudio Morandi, Corporate Finance Consultant- 100,000 shares Alex Holtermann, Financial and Media Relations- 100,000 shares Paul Chung, Director- 50,000 shares
          Ron Persaud- Consultant, Advisory Board Member- 50,000 shares

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

COMPENSATION OF DIRECTORS.

The directors did not receive any other compensation for serving as members of the board of directors, other than that disclosed in the Summary Compensation Table. The Board has implemented a plan to award options to directors but at this time there are no contractual arrangements with any member of the board of directors.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 31, 2005, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our director and executive officer individually, and our sole director and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

---------------------------------- --------------------------- --------------------------- -------------------------
Name of Beneficial Owner           Amount of Shares and        Position                    Percentage of Ownership
                                   Nature of Beneficial
                                   Ownership of Shares
---------------------------------- --------------------------- --------------------------- -------------------------
Clive de Larrabeiti                5,095,000                   President,                  42.45
                                                               Secretary/Treasurer &
                                                               Director
---------------------------------- --------------------------- --------------------------- -------------------------
Michael Smith                      1,000,000                   Director                    8.33
---------------------------------- --------------------------- --------------------------- -------------------------
Ali Abood                          1,000,000                   Shareholder                 8.33
---------------------------------- --------------------------- --------------------------- -------------------------
Paul Chung                         0                           Director                    0
---------------------------------- --------------------------- --------------------------- -------------------------
Total                              7,095,000                                               59.12
---------------------------------- --------------------------- --------------------------- -------------------------
All Officers and Directors as a    6,095,000                                               50.79
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

Since our inception, Mr. de Larrabeiti advanced demand loans to us in the total sum of $23,611, which were used for organizational, start-up costs, operating capital and offering expenses incurred prior to the completion of the offering. This loan was repaid in full in November, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
REPORTS ON FORM 8-K

A Form 8-K was filed on January 17, 2005.
A Form 8-K was filed on June 3, 2005.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fee.
       The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for two years are:
       for fiscal year of 2003:  $NIL; and
       for fiscal year of 2004:  $4,970.
       for fiscal year of 2005:
(2)   Audit Related Fees.
       NIL.

(3)   Tax Fees.
       NIL.

(4)   All Other Fees.
       NIL.

(5) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of July, 2005.

                                    MAYFAIR MINING AND MINERALS, INC.
                                    (Registrant)

                                    BY: /S/ CLIVE DE LARRABEITI
                                        --------------------------------------
                                        Clive de Larrabeiti, President,
                                        Secretary/Treasurer, Principal
                                        Financial Officer and Director

                                    BY: /S/ PAUL CHUNG
                                        --------------------------------------
                                        Paul Chung

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

   SIGNATURE                                  TITLE                             DATE
   ---------                                  -----                             ----
/S/ CLIVE DE LARRABEITI                President, Secretary/                July 12, 2005
Clive de Larrabeiti           Treasurer, Principal Financial Officer
                                          and Director

/S/PAUL CHUNG                                Director                       July 12, 2005
Paul Chung