Form 10QSB
period 2005-06-30
MAYFAIR MINING & MINERALS INC
filed 2005-08-23
CIK 1211526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________to___________

                        Commission file number 333-102117

                         MAYFAIR MINING & MINERALS, INC.
        (Exact name of small business issuer as specified in its charter)

================================================================================
             Nevada                                       45-0487294
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)
================================================================================
Paxhill, Park Lane, Lindfield, West Sussex, RH16 2QS, UK
(Address of principal executive offices)
================================================================================
44-(1444)-487100
(Issuer's Telephone Number)
================================================================================

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
Outstanding as of 23 August, 2005: 12,149,000 common shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements for the period ended June 30, 2005 have been prepared by the Company.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)


                       FIRST QUARTER FINANCIAL STATEMENTS


                                  JUNE 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



                                MAYFAIR MINING & MINERALS, INC.
                                (AN EXPLORATION STAGE COMPANY)

                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                   (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------------
                                                                     JUNE 30       MARCH 31
                                                                      2005           2005
                                                                   -----------    -----------
ASSETS

CURRENT
     Cash                                                          $   436,922    $   495,745
     Prepaid expense                                                       226            302
                                                                   -----------    -----------
                                                                       437,148        496,047

UNPROVEN MINERAL PROPERTY                                               64,286         64,286
CAPITAL ASSETS                                                          22,657          2,879
                                                                   -----------    -----------
                                                                   $   524,091        563,212
=============================================================================================

LIABILITIES

 CURRENT
     Accounts payable and accrued liabilities                      $    23,027    $    16,163
                                                                   -----------    -----------
 MINORITY INTEREST IN SUBSIDIARY                                        49,329         61,706
                                                                   -----------    -----------

 COMMITMENTS AND CONTINGENCIES (Notes 2(c) and 4)

STOCKHOLDERS' EQUITY

CAPITAL STOCK
     Authorized:
       75,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
       12,149,000 Common shares at June 30, 2005 and
       12,000,000 Common shares at March 31, 2005                       12,149         12,000

     Additional paid-in capital                                      1,383,935      1,309,584

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                      (944,349)      (836,241)
                                                                   -----------    -----------
                                                                       451,735        485,343
                                                                   -----------    -----------

                                                                   $   524,091    $   563,212
=============================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.





                                MAYFAIR MINING & MINERALS, INC.
                                (AN EXPLORATION STAGE COMPANY)

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                   (STATED IN U.S. DOLLARS)


                                                                                    CUMULATIVE
                                                                                   PERIOD FROM
                                                                                    INCEPTION
                                                                                    AUGUST 14
                                                        THREE MONTHS ENDED           2002 TO
                                                             JUNE 30                 JUNE 30
                                                       2005            2004            2005
                                                   ------------    ------------    ------------

EXPENSES
     Exploration expense                           $     29,602    $         --    $     32,174
     Office and sundry                                    8,874           3,520          41,055
     Organizational costs                                    --              --           1,215
     Professional fees                                    8,203           1,700          52,710
     Salaries                                            15,647              --          21,647
     Stock-based compensation                                --              --         659,000
     Travel                                              17,158             967          52,397
     Mineral property acquisition costs (Note 3)             --              --           1,371
     Management fees                                     41,000              --          97,736
                                                   ------------    ------------    ------------

LOSS FOR THE PERIOD BEFORE MINORITY INTERESTS
                                                   $    120,484    $      6,187    $    959,305

MINORITY INTEREST IN LOSS OF SUBSIDIARY                 (12,376)             --         (14,956)
                                                   ------------    ------------    ------------
LOSS FOR THE PERIOD                                $    108,108    $      6,187    $    944,349
===============================================================================================
BASIC AND DILUTED LOSS PER SHARE                   $      (0.01)   $      (0.01)
===============================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        12,086,374       8,500,000
===============================================================================





    The accompanying notes are an integral part of these consolidated financial statements.





                                     MAYFAIR MINING & MINERALS, INC.
                                      (AN EXPLORATION STAGE COMPANY)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                         (STATED IN U.S. DOLLARS)

                                                                                              CUMULATIVE
                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                                                              AUGUST 14
                                                                 THREE MONTHS ENDED            2002 TO
                                                                      JUNE 30                  JUNE 30
                                                              2005              2004            2005
                                                          -------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                  $    (108,108)   $      (6,187)   $    (944,349)
     Non-cash items:
         Stock-based compensation                                    --               --          659,000
         Minority interest in subsidiary                        (12,376)              --          (14,956)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY
  OPERATING ACTIVITIES
     Prepaid expense                                                 76               --             (226)
     Accounts payable and accrued liabilities                     6,864           (1,993)          23,027
                                                          -------------    -------------    -------------
                                                               (113,544)          (8,180)        (277,504)
                                                          -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued                                         74,500               --          756,500
     Capital stock issue costs                                       --               --          (19,416)
                                                          -------------    -------------    -------------
                                                                 74,500               --          737,084
                                                          -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITY
     Purchase of capital assets                                 (19,779)              --          (22,658)
                                                          -------------    -------------    -------------
NET INCREASE IN CASH FOR THE PERIOD                             (58,823)          (8,180)         436,922

CASH, BEGINNING OF PERIOD                                       495,745          130,220               --
                                                          -------------    -------------    -------------

CASH, END OF PERIOD                                       $     436,922    $     122,040    $     436,922
=========================================================================================================

INTEREST PAID                                             $          --    $          --    $          --
TAXES PAID                                                $          --    $          --    $          --
=========================================================================================================

NON-CASH TRANSACTION
During the year ended March 31, 2005, the Company acquired a 70% interest in unproven mineral properties in Zambia valued at $64,286 in exchange for a commitment to invest $150,000 in the properties (Note 4)


         The accompanying notes are an integral part of these consolidated financial statements.




                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  JUNE 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



                                                  COMMON STOCK                   DEFICIT
                                    ----------------------------------------    ACCUMULATED
                                                                 ADDITIONAL     DURING THE
                                                                   PAID-IN      EXPLORATION
                                      SHARES         AMOUNT        CAPITAL         STAGE          TOTAL
                                    -----------   -----------    -----------    -----------    -----------

Shares issued for cash at
  $0.001                              7,000,000   $     7,000    $        --    $        --    $     7,000
Related party loan payable
  contributed as capital
  (Note 6)                                   --            --         16,536             --         16,536
Net loss for the period                      --            --             --         (3,291)        (3,291)
                                    -----------   -----------    -----------    -----------    -----------

Balance, March 31, 2003               7,000,000         7,000         16,536         (3,291)        20,245

Related party loan payable
   contributed as capital
   (Note 6)                                  --            --          7,075             --          7,075
Shares issued for cash at $0.10,
  net of share issue costs of
  $19,416                             1,500,000         1,500        129,084             --        130,584
Net loss for the year                        --            --             --        (31,472)       (31,472)
                                    -----------   -----------    -----------    -----------    -----------

Balance, March 31, 2004               8,500,000         8,500        152,695        (34,763)       126,432

Repayment of related party loan
  contributed as capital (Note 6)
                                             --            --        (23,611)            --        (23,611)
Shares issued for cash at $0.15
                                      3,500,000         3,500        521,500             --        525,000
Stock-based compensation                     --            --        659,000             --        659,000
Net loss for the year                        --            --             --       (801,478)      (801,478)
                                    -----------   -----------    -----------    -----------    -----------

Balance, March 31, 2005              12,000,000        12,000      1,309,584       (836,241)       485,343

Shares issued for cash at
  $0.50                                 149,000           149         74,351             --         74,500
Net loss for the period                      --            --             --       (108,108)      (108,108)
                                    -----------   -----------    -----------    -----------    -----------
Balance, June 30, 2005               12,149,000   $    12,149    $ 1,383,935    $  (944,349)   $   451,735
                                    ===========   ===========    ===========    ===========    ===========



              The accompanying notes are an integral part of these consolidated financial statements.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1. BASIS OF PRESENTATION

     The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the three-month period ended June 30, 2005, are not necessarily indicative of results for the entire year ending March 31, 2006.


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

          As shown in the accompanying financial statements, the Company has accumulated a deficit of $944,349 for the period from inception, August 14, 2002, to June 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

     a)   Use of Estimates

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

     b)   Mineral Property Acquisition Payments and Exploration Costs

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

     c)   Capital Assets

          Vehicles, equipment and website costs are depreciated on a straight-line basis over useful lives ranging from 3 to 8 years.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


4. MINERAL PROPERTY INTERESTS

     a)   Zambia

          On January 17, 2005, the Company entered into an agreement with two Zambian private companies under which Mayfair Mining & Minerals (Zambia) Ltd. ("Mayfair Zambia"), a private company, was formed.

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

          The Company is required to advance $12,500 of loan proceeds per month. The Company has the right to withdraw its remaining funding obligations if it determines that the project is no longer feasible. As at June 30, 2005, the Company had advanced $77,000 (March 31, 2005
          - $12,500).

          The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest. The unproven mineral properties acquired under the arrangement have been recorded at an estimated fair value of $64,286.

          Under the terms of the agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $1,500 each. The employment contract is for one year and is automatically renewable each year unless either party provides one month's termination notice. For the year ended June 30, 2005, the Company paid $9,000 (June 30, 2004 - $Nil) under these contracts

          The agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


5. CAPITAL ASSETS

                                                          JUNE 30       March 31
                                                           2005          2005
                                            ACCUMULATED    BOOK          Book
                                  COST     DEPRECIATION    VALUE        Value
                               ----------   ----------   ----------   ----------

Motor vehicles                 $   16,800   $       --   $   16,800   $       --
Office and computer equipment       4,471          151        4,320        1,202
Website development costs           1,677          140        1,537        1,677
                               ----------   ----------   ----------   ----------

                               $   22,948   $      291   $   22,657   $    2,879
                               ==========   ==========   ==========   ==========


6. RELATED PARTY TRANSACTIONS

     During the quarter ended June 30, 2005, the Company paid management fees amounting to $41,000 to two directors. Of this amount, $7,000 (March 31, 2005 - $5,000) was outstanding and included in accounts payable and accrued liabilities at June 30, 2005.


7. SHARE CAPITAL

     a)   Common Shares

          During the period ended June 30, 2005, the Company issued 149,000 shares of common stock for cash at a price of $0.50 per share in a private placement


8. SUBSEQUENT EVENT

     On May 24, 2005, the Company entered into an agreement to acquire a 70% interest in a mineral complex in Angola. Under the terms of the agreement, the Company may invest up to $2.25 million over three years, all at the discretion of the Company. The Company retains all financial and operational control. The Company was required to make an initial payment of $45,000 and is required to make a further payment of $40,000 within 90 days. No payments have been made to date.

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

As of June 30, 2005, we had cash resources of $ 436,922. We do not know how long this money will last; however, we subjectively estimate it will last for 12 months. It depends on many factors and uncertainties, including the amount of exploration we conduct and the cost thereof.

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

On May 31, 2005, the company signed a Contract of Association and a joint venture with Bepigma Lda., a private company in Angola. Mayfair Mining has been granted, through its wholly-owned UK subsidiary, a 70% interest in the Ucua Pegmatite Complex in Bengo Province, a short distance to the north east of Luanda, the capital of Angola.

RESULTS OF OPERATIONS

From Inception to June 30, 2005.

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

During November 2004 the company completed a private placement equity funding with a number of accredited investors and European institutions for gross proceeds to the company of US $525,000 by the sale of 3,500,000 shares at a price of $0.15 cents. This funding is to be utilized for working capital requirements for potential mining projects in Africa. Combined with the balance of the funds remaining from our initial public offering of $150,000 and the subsequent private placement completed, we anticipate we will be able to satisfy our cash requirements for the next twelve months. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock.

As of the date of this report, Mr. de Larrabeiti had loaned to us $23,611. This amount was fully repaid from the proceeds of the November 2004 private placement.

The company also placed a further 149,000 shares by a private placement during the quarter under review for gross proceeds of $74,500. Net cash provided by financing activities from inception to June 30, 2005, was $737,084, as a result of proceeds received from share subscriptions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, our total assets were $524,091 and our total liabilities were $23,027.

EVENTS DURING THE QUARTER

The Company issued 149,000 units at a price of $0.50 unit for gross proceeds of $74,500 in a private placement. Each unit consists of one share of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 per share at any time within the next two years.

On May 4, 2005, the company's Zambian subsidiary, Mayfair Mining & Minerals (Zambia) Limited, received approval by the Projects Approval Committee of the Zambian Investment Centre based in Lusaka, Zambia. The company has now been issued an Investment Certificate which confers a right to the duty free import of mining equipment and reduced mineral royalty and corporate taxes, as well as unrestricted repatriation of profits, dividends and royalties from activities in Zambia.

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

LIQUIDITY AND CAPITAL RESOURCES

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. We further issued 1,500,000 shares during November, 2003 upon the completion of our public offering for the amount of $150,000. We issued 3,500,000 shares during November, 2004 in a private placement for the amount of $525,000. We issued 149,000 shares during the quarter under review for the amount of $74,500. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $23,611, which was used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan was repaid in full from the proceeds of the private placement in November, 2004. As of June 30, 2005 our total assets were $524,091 and our total liabilities were $23,027.

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

Dated:  August 23, 2005

MAYFAIR MINING & MINERALS, INC.

BY: /S/ CLIVE DE LARRABEITI
----------------------------------
Clive de Larrabeiti
President and Director

(who also performs the function of principal financial officer and principal accounting officer)

I, Clive de Larrabeiti, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mayfair Mining & Minerals, Inc., for the period ended June 30, 2005.

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

(Signature)        /s/ "Clive de Larrabeiti"
                   ------------------------------
                   Clive de Larrabeiti
(Title)            President and Director
(Date)             August 23, 2005

Item 7.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFAIR MINING & MINERALS, INC.

By: /s/ Clive de Larrabeiti
    ----------------------------
    Clive de Larrabeiti

President and Director (who also performs the function of principal financial officer and principal accounting officer)



August 23, 2005

CERTIFICATIONS

SECTION 302 CERTIFICATION

I, Clive de Larrabeiti, certify that:

1. I have reviewed this interim quarterly report on Form 10-QSB of Mayfair Mining & Minerals, Inc., for the period ended June 30, 2005;

2. Based on my knowledge, this interim quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this interim quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim quarterly report;

4. The registrant's other officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this interim quarterly report (the "Evaluation Date"); and

         c) presented in this interim quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Clive de Larrabeiti
Date: August 23, 2005
-------------------------

Clive de Larrabeiti


President and
Director