Form 10QSB
period 2005-09-30
MAYFAIR MINING & MINERALS INC
filed 2005-11-21
CIK 1211526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB


                                   (Mark one)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the Quarterly period ended September 30, 2005

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________to___________

                        Commission file number 333-102117
                                               ----------

                         MAYFAIR MINING & MINERALS, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)


Nevada                                         45-0487294
------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or  organization)

            Paxhill, Park Lane, Lindfield, West Sussex, RH16 2QS, UK
            --------------------------------------------------------
                    (Address of principal executive offices)

                                44-(1444)-487100
                                ----------------
                          (Issuer's Telephone Number)

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

Outstanding as of November 10, 2005: 12,149,000 common shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements for the period ended September 30, 2005 have been prepared by the Company.










                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)


                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                                   MAYFAIR MINING & MINERALS, INC.
                                   (AN EXPLORATION STAGE COMPANY)

                                     CONSOLIDATED BALANCE SHEETS
                                      (STATED IN U.S. DOLLARS)



------------------------------------------------------------------------------------------------
                                                                  SEPTEMBER 30       MARCH 31
                                                                      2005             2005
------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)      (Audited)
ASSETS

CURRENT
     Cash                                                         $   300,592       $   495,745
     Prepaid expense                                                      151               302
                                                                  ------------------------------
                                                                      300,743           496,047

UNPROVEN MINERAL PROPERTY                                              64,286            64,286
CAPITAL ASSETS                                                         22,273             2,879
                                                                  ------------------------------

                                                                  $   387,302           563,212
================================================================================================
LIABILITIES

 CURRENT
     Accounts payable and accrued liabilities                     $    15,397       $    16,163
                                                                  ------------------------------

MINORITY INTEREST IN SUBSIDIARY                                        44,043            61,706
                                                                  ------------------------------

         COMMITMENTS AND CONTINGENCIES (Notes 2(c), 4 and 6)

STOCKHOLDERS' EQUITY

CAPITAL STOCK
     Authorized:
       75,000,000 common shares, par value $0.001 per share

     Issued and outstanding:
          12,149,000 common shares at September 30, 2005 and
          12,000,000 common shares at March 31, 2005                   12,149            12,000

     Additional paid-in capital                                     1,383,935         1,309,584

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                   (1,068,222)         (836,241)
                                                                  ------------------------------
                                                                      327,862           485,343
                                                                  ------------------------------

                                                                  $   387,302       $   563,212
================================================================================================

           The accompanying notes are an integral part of these consolidated financial statements.

                                          MAYFAIR MINING & MINERALS, INC.
                                          (AN EXPLORATION STAGE COMPANY)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                             (STATED IN U.S. DOLLARS)



                                                                                                                     CUMULATIVE
                                                                                                                    PERIOD FROM
                                                                                                                     INCEPTION
                                                                                                                      AUGUST 14
                                                THREE MONTHS ENDED                     SIX MONTHS ENDED                2002 TO
                                                    SEPTEMBER 30                          SEPTEMBER 30              SEPTEMBER 30
                                             2005                2004               2005               2004             2005
----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
     Exploration expense                 $      7,479       $         --       $     37,081       $         --       $     39,653
     Office and sundry                         26,438              4,142             35,312              7,662             67,682
     Organizational costs                          --                 --                 --                 --              1,215
     Professional fees                         25,025              9,297             33,228             10,997             77,546
     Salaries                                  19,169                 --             34,816                 --             40,816
     Stock-based compensation                      --                 --                 --                 --            659,000
     Travel                                    15,048                 --             32,206                967             67,445
     Mineral property acquisition
       costs (Note 3)                              --                 --                 --                 --              1,371
     Management fees                           36,000              4,906             77,000              4,906            133,736
                                         -----------------------------------------------------------------------------------------
LOSS FOR THE PERIOD BEFORE MINORITY
  INTERESTS                                   129,159             18,345            249,643             24,532          1,088,464

MINORITY INTEREST IN LOSS OF
  SUBSIDIARY                                   (5,286)                --            (17,662)                --            (20,242)
                                         -----------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                           123,873             18,345       $    231,981       $     24,532       $  1,068,222
==================================================================================================================================
BASIC AND DILUTED LOSS PER
  SHARE                                         (0.01)             (0.00)      $      (0.02)      $      (0.00)
===============================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                       12,149,000          8,500,000         12,117,858          8,500,000
===============================================================================================================


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

                                          MAYFAIR MINING & MINERALS, INC.
                                          (AN EXPLORATION STAGE COMPANY)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                             (STATED IN U.S. DOLLARS)

                                                                                                  CUMULATIVE
                                                                                                 PERIOD FROM
                                                                                                  INCEPTION
                                                                                                  AUGUST 14
                                                                    SIX MONTHS ENDED               2002 TO
                                                                      SEPTEMBER 30               SEPTEMBER 30
                                                                 2005              2004              2005
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                     $  (231,981)      $   (24,532)      $(1,068,222)
     Non-cash items:
         Stock-based compensation                                     --                --           659,000
         Minority interest in subsidiary                         (17,662)               --           (20,242)
         Amortization                                              1,843                --             1,843

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY
  OPERATING ACTIVITIES
     Prepaid expense                                                 150                --              (152)
     Accounts payable and accrued liabilities                       (766)             (591)           15,397
                                                             ------------------------------------------------
                                                                (248,416)          (25,123)         (412,376)
                                                             ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued                                          74,500                --           756,500
     Capital stock issue costs                                        --                --           (19,416)
                                                             ------------------------------------------------
                                                                  74,500                --           737,084
                                                             ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITY
     Purchase of capital assets                                  (21,237)               --           (24,116)
                                                             ------------------------------------------------

NET INCREASE IN CASH FOR THE PERIOD                             (195,153)          (25,123)          300,592

CASH, BEGINNING OF PERIOD                                        495,745           130,220                --
                                                             ------------------------------------------------

CASH, END OF PERIOD                                          $   300,592       $   105,097       $   300,592
=============================================================================================================

INTEREST PAID                                                $        --       $        --       $        --
TAXES PAID                                                   $        --       $        --       $        --
=============================================================================================================

NON-CASH TRANSACTION
During the year ended March 31, 2005, the Company acquired a 70% interest in unproven mineral properties in Zambia valued at $64,286 in exchange for a commitment to invest $150,000 in the properties (Note 4)

              The accompanying notes are an integral part of these consolidated financial statements.

                                                  MAYFAIR MINING & MINERALS, INC.
                                                  (AN EXPLORATION STAGE COMPANY)

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        SEPTEMBER 30, 2005
                                                            (UNAUDITED)
                                                     (STATED IN U.S. DOLLARS)




                                                    COMMON STOCK                           DEFICIT
                                   ----------------------------------------------         ACCUMULATED
                                                                       ADDITIONAL         DURING THE
                                                                         PAID-IN          EXPLORATION
                                        SHARES            AMOUNT         CAPITAL             STAGE              TOTAL
                                   -------------------------------------------------------------------------------------
Shares issued for cash at
  $0.001                                7,000,000      $     7,000      $        --       $        --       $     7,000
Related party loan payable
  contributed as capital                       --               --           16,536                --            16,536
Net loss for the period                        --               --               --            (3,291)           (3,291)
                                   -------------------------------------------------------------------------------------
Balance, March 31, 2003                 7,000,000            7,000           16,536            (3,291)           20,245

Related party loan payable
   contributed as capital                      --               --            7,075                --             7,075
Shares issued for cash at $0.10,
  net of share issue costs of
  $19,416                               1,500,000            1,500          129,084                --           130,584
Net loss for the year                          --               --               --           (31,472)          (31,472)
                                   -------------------------------------------------------------------------------------

Balance, March 31, 2004                 8,500,000            8,500          152,695           (34,763)          126,432

Repayment of related party loan
  contributed as capital                       --               --          (23,611)               --           (23,611)

Shares issued for cash at $0.15         3,500,000            3,500          521,500                --           525,000
Stock-based compensation                       --               --          659,000                --           659,000
Net loss for the year                          --               --               --          (801,478)         (801,478)
                                   -------------------------------------------------------------------------------------

Balance, March 31, 2005                12,000,000           12,000        1,309,584          (836,241)          485,343

Shares issued for cash at
  $0.50                                   149,000              149           74,351                --            74,500
Net loss for the period                        --               --               --          (231,981)         (231,981)
                                   -------------------------------------------------------------------------------------


Balance, September 30, 2005            12,149,000      $    12,149      $ 1,383,935       $(1,068,222)      $   327,862
                                   =====================================================================================


              The accompanying notes are an integral part of these consolidated financial statements.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.       BASIS OF PRESENTATION

         The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the six-month period ended September 30, 2005, are not necessarily indicative of results for the entire year ending March 31, 2006.


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

         As shown in the accompanying financial statements, the Company has accumulated a deficit of $1,068,222 for the period from inception, August 14, 2002, to September 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.   MINERAL PROPERTY INTERESTS

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

     The Company is required to advance $12,500 of loan proceeds per month. The Company has the right to withdraw its remaining funding obligations if it determines that the project is no longer feasible. As at September 30, 2005, the Company had advanced $99,500 (March 31, 2005 - $12,500).

     The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest. The unproven mineral properties acquired under the arrangement have been recorded at an estimated fair value of $64,286.

     Under the terms of the agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $1,500 each. The employment contract is for one year and is automatically renewable each year unless either party provides one month's termination notice. For the six months ended September 30, 2005, the Company paid $18,000 (September 30, 2004 - $Nil) under these contracts

     The agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



5.   CAPITAL ASSETS

                                                  SEPTEMBER 30                 MARCH 31
                                                      2005                       2005
                                        ------------------------------------------------
                                                   ACCUMULATED      BOOK         BOOK
                                         COST      DEPRECIATION    VALUE        VALUE
                                        ------------------------------------------------
     Motor vehicles                     $16,800      $ 1,050      $15,750      $    --
     Office and computer equipment        4,471          416        4,055        1,202
     Website development costs            2,845          377        2,468        1,677
                                        ------------------------------------------------
                                        $24,116      $ 1,843      $22,273      $ 2,879
                                        ================================================

6.   COMMITMENTS AND CONTINGENCIES

     a) During the second quarter ended September 30, 2005, the Company entered into an agreement with General Research GmbH ("General"), whereby General will complete a series of research reports pertaining to the Zambian joint venture. In consideration for these services, the Company will pay EUR15,000, of which EUR7,500 is due upon signing of the agreement (paid as at September 30, 2005) with the balance payable upon completion of the reports (unpaid as at September 30, 2005).

     b) The Company is currently negotiating a contract of association and a joint venture agreement with Bepigma Lda., a private Angolan Company. The Company intends to acquire, through its wholly-owned UK subsidiary, a 70% interest in the Ucua Pegatite Complex in the Bengo Province, a short distance to the northeast of Luanda, the capital of Angola. The terms of the agreement will require the Company to:

          i) invest up to US$2.25 million dollars over three years, all at the discretion of the Company

          ii) approve and submit a work program to the Angola Ministry of Mines within 60 days from the date of signing

          iii) make an initial payment of US$45,000 as a security bond to the Angola Ministry of Mines with a further payment of US$40,000 within 90 days of signing

     As at September 30, 2005, the Company has not advanced any of the funds required under the contract.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



7.   RELATED PARTY TRANSACTIONS

     During the six months ended September 30, 2005, the Company paid management fees amounting to $ 77,000 to three directors. Of this amount, $7,000 (March 31, 2005 - $5,000) was outstanding and included in accounts payable and accrued liabilities at September 30, 2005.


8.   SHARE CAPITAL

     a)  Common Shares

         During the six month period ended September 30, 2005, the Company issued 149,000 shares of common stock for cash at a price of $0.50 per share in a private placement for a total proceeds of $74,500.

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

As of September 30, 2005, we had cash resources of $ 300,592. We do not know how long this money will last; however, we subjectively estimate it will last for 12 months. It depends on many factors and uncertainties, including the amount of exploration we conduct and the cost thereof.

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

>From Inception to September 30, 2005.

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

The company also placed a further 149,000 shares by a private placement during the previous quarter for gross proceeds of $74,500. Net cash provided by financing activities from inception to September 30, 2005, was $756,500, as a result of proceeds received from share subscriptions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, our total assets were $ 387,302 and our total liabilities were $ 15,397.

EVENTS DURING THE QUARTER

On July 13, 2005, Ali Abood joined the Advisory Board of Mayfair Mining & Minerals, Inc.. Mr. Ali Abood is a Tanzanian by birth and from a prominent business family there. During his career, Mr. Abood has been a Senior Advisor and International Consultant for various multinational corporations. He has in excess of fifteen years experience in the field of marketing and business development in the Middle East and Africa, where he has travelled extensively, establishing top-level contacts in business and government in most of the countries in those regions. Prior to this, Mr. Abood has held positions as the Chief Executive of Gulf Marketing Consultants, as the Financial Controller of the Embassy of the State of Quatar in London and with Exxon in the Finance and Marketing Division responsible for the Middle East and Africa. He has also worked within the Trade Finance Department of the National Commercial Bank of Saudi Arabia. He holds a Batchelor degree in Commerce from the University of Cairo, Egypt where he graduated.

On 27 July 2005, the company announced that staffing and preparation of its amethyst claims in the Kalomo area of Zambia was underway for the commencement of production. The company's amethyst properties, which are owned 100% by Mayfair Mining & Minerals (Zambia) Limited are located in the Mapatizya constituency of the Kalomo District, approximately 115 kilometres from Kalomo Town and 500 kilometres from Lusaka, the capital of Zambia. Mapatizya is the principal amethyst mining area in Zambia and is divided into 68 licences. There is good road access to the properties. Mayfair's mining concessions surround Kariba Gemstones and the properties host a similar style of mineral veins to Kariba, which is the largest amethyst producing mine in Zambia. The company is moving bulldozing equipment on site and has now employed a total of nineteen labourers, guards and supervisors in Mapatizya and another nineteen sorters at the Company's headquarters in Kafue. The Mining Operations Manager, Upendo

Nyendwa, is continuing to prospect new areas within the company's concessions. The company's aim is to have available a wide product portfolio of differing grades of amethyst to offer the market, and will presently concentrate its efforts on three of the four concessions held by the company - concessions SP27 and SP42, which are expected to yield bulk tonnage material and concession SP 78 where the company expects to produce high grade amethyst. Company employees will prepare the gem quality material to the standards required for marketing internationally. Mayfair Mining & Minerals (Zambia) Limited expects to become a viable competitor in the Amethyst mining industry.

During the quarter the Company listed its shares on the Frankfurt Stock Exchange under the trading symbol "M1M" with the securities number (WPKN). The Company's specialist and market maker in Frankfurt is N.M. Fleischhacker AG.

LIQUIDITY AND CAPITAL RESOURCES

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. We further issued 1,500,000 shares during November, 2003 upon the completion of our public offering for the amount of $150,000. We issued 3,500,000 shares during November, 2004 in a private placement for the amount of $525,000 and issued an additional 149,000 shares during the previous quarter for the amount of $74,500. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $23,611, which was used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan was repaid in full from the proceeds of the private placement in November, 2004. As of September 30, 2005 our total assets were $ 387,302 and our total liabilities were $ 15,397.

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

Dated:  November 10, 2005

MAYFAIR MINING & MINERALS, INC.

BY: /S/ CLIVE DE LARRABEITI
    ----------------------------
Clive de Larrabeiti
President and Director
(who also performs the function of principal financial officer and principal accounting officer)

I, Clive de Larrabeiti, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mayfair Mining & Minerals, Inc., for the period ended September 30, 2005.

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

(Signature)        /s/ "Clive de Larrabeiti"
                   --------------------------------
                   Clive de Larrabeiti
(Title)            President and Director
(Date)             November 10, 2005

Item 7.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the
-------------------------------------------------------------------------------
registrant caused this report to be signed on its behalf by the undersigned,
----------------------------------------------------------------------------
thereunto duly authorized.
--------------------------

MAYFAIR MINING & MINERALS, INC.
-------------------------------

By: /s/ Clive de Larrabeiti
    ---------------------------------
Clive de Larrabeiti

President and Director (who also performs the function of principal financial officer and principal accounting officer)

November 10, 2005

CERTIFICATIONS

SECTION 302 CERTIFICATION

I, Clive de Larrabeiti, certify that:

1. I have reviewed this interim quarterly report on Form 10-QSB of Mayfair Mining & Minerals, Inc., for the period ended September 30, 2005;

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

By /s/ Clive de Larrabeiti
Date: November 10, 2005
-------------------------

Clive de Larrabeiti
President and
Director

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY OF 2002

In connection with the interim quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 of Mayfair Mining & Minerals, Inc. on Form 10QSB dated for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Registration Statement fully complies with the requirements of Section 13
(a) pr 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Registration Statement fairly presents, in all material respects, the financial condition and results of operation of the Company.

November 10, 2005

By: /s/ Clive de Larrabeiti