Form 10QSB
period 2005-12-31
MAYFAIR MINING & MINERALS INC
filed 2006-02-21
CIK 1211526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended December 31, 2005

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
             For the transition period from __________to___________

                        Commission file number 333-102117

                         MAYFAIR MINING & MINERALS, INC.
--------------------------------------------------------------------------------
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

Outstanding as of 21 February, 2006: 12,149,000 common shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements for the period ended December 31, 2005 have been prepared by the Company.

                               MAYFAIR MINING & MINERALS, INC.
                                (AN EXPLORATION STAGE COMPANY)

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                                   (STATED IN U.S. DOLLARS)

                                                                 DECEMBER 31       MARCH 31
                                                                     2005            2005
                                                                 ------------    ------------
ASSETS

CURRENT
     Cash                                                        $    316,983    $    495,745
     Prepaid expense                                                       75             302
                                                                 ------------    ------------
                                                                      317,058         496,047

UNPROVEN MINERAL PROPERTY                                              64,286          64,286
CAPITAL ASSETS                                                         36,962           2,879
                                                                 ------------    ------------

                                                                 $    418,306         563,212
                                                                 ============    ============

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                    $     20,322    $     16,163
                                                                 ------------    ------------

MINORITY INTEREST IN SUBSIDIARY                                        32,815          61,706
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 2(c), 4 and 6)

STOCKHOLDERS' EQUITY

CAPITAL STOCK
     Authorized:
       75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
       12,149,000 common shares at December 31, 2005 and
       12,000,000 common shares at March 31, 2005                      12,149          12,000

     Share subscriptions received                                     140,000               -

     Additional paid-in capital                                     1,383,935       1,309,584

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                   (1,170,915)       (836,241)
                                                                 ------------    ------------
                                                                      365,169         485,343
                                                                 ------------    ------------

                                                                 $    418,306    $    563,212
                                                                 ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.


                                              2

                                            MAYFAIR MINING & MINERALS, INC.
                                            (AN EXPLORATION STAGE COMPANY)

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
                                               (STATED IN U.S. DOLLARS)

                                                                                                           CUMULATIVE
                                                                                                           PERIOD FROM
                                                                                                            INCEPTION
                                                                                                            AUGUST 14
                                              THREE MONTHS ENDED               NINE MONTHS ENDED             2002 TO
                                                  DECEMBER 31                     DECEMBER 31              DECEMBER 31
                                              2005            2004            2005            2004            2005
                                          ------------    ------------    ------------    ------------    ------------
EXPENSES
     Exploration expense                  $     27,127      $        -    $     64,208      $        -    $     66,780
     Office and sundry                           7,939           4,998          43,251          12,660          75,621
     Organizational costs                            -               -               -               -           1,215
     Professional fees                           8,818            (677)         42,046          10,320          86,364
     Salaries                                   18,964               -          53,780               -          59,780
     Stock-based compensation                        -               -               -               -         659,000
     Travel                                     15,074          12,633          47,280          13,600          82,519
     Mineral property acquisition
       costs (Note 3)                                -               -               -               -           1,371
     Management fees                            36,000          19,893         113,000          24,799         169,736
                                          ------------    ------------    ------------    ------------    ------------

LOSS FOR THE PERIOD BEFORE MINORITY
  INTERESTS                                    113,922          36,847         363,565          61,379       1,202,386

MINORITY INTEREST IN LOSS OF
  SUBSIDIARY                                   (11,228)              -         (28,891)              -         (31,471)
                                          ------------    ------------    ------------    ------------    ------------

LOSS FOR THE PERIOD                            102,694          36,847    $    334,674    $     61,379    $  1,170,915
                                          ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER
  SHARE                                   $      (0.01)   $      (0.00)   $      (0.03)   $      (0.01)
                                          ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                        12,149,000      10,752,500      12,128,276       9,253,564
                                          ============    ============    ============    ============


                The accompanying notes are an integral part of these consolidated financial statements.


                                                          3

                                    MAYFAIR MINING & MINERALS, INC.
                                     (AN EXPLORATION STAGE COMPANY)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                        (STATED IN U.S. DOLLARS)

                                                                                             CUMULATIVE
                                                                                            PERIOD FROM
                                                                                             INCEPTION
                                                                                             AUGUST 14
                                                                  NINE MONTHS ENDED           2002 TO
                                                                     DECEMBER 31            DECEMBER 31
                                                                  2005          2004            2005
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                      $  (334,674)   $   (61,379)   $(1,170,915)
     Non-cash items:
         Stock-based compensation                                       -              -        659,000
         Minority interest in subsidiary                          (28,891)             -        (31,471)
         Amortization                                               3,381              -          3,381

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY
  OPERATING ACTIVITIES
     Prepaid expense                                                  227              -            (75)
     Accounts payable and accrued liabilities                       4,159         (2,988)        20,322
                                                              -----------    -----------    -----------
                                                                 (355,798)       (64,367)      (519,758)
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued                                           74,500        525,000        756,500
     Share subscriptions received                                 140,000              -        140,000
     Capital stock issue costs                                          -              -        (19,416)
     Related party loan repayable                                                (23,611)             -
                                                              -----------    -----------    -----------
                                                                  214,500        501,389        877,084
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY
     Purchase of capital assets                                   (37,464)             -        (40,343)
                                                              -----------    -----------    -----------

NET INCREASE IN CASH FOR THE PERIOD                              (178,762)       437,022        316,983

CASH, BEGINNING OF PERIOD                                         495,745        130,220              -
                                                              -----------    -----------    -----------

CASH, END OF PERIOD                                           $   316,983    $   567,242    $   316,983
                                                              ===========    ===========    ===========
INTEREST PAID                                                 $         -    $         -    $         -
TAXES PAID                                                    $         -    $         -    $         -
                                                              ===========    ===========    ===========

NON-CASH TRANSACTION

During the year ended March 31, 2005, the Company acquired a 70% interest in unproven mineral properties in Zambia valued at $64,286 in exchange for a commitment to invest $150,000 in the properties (Note 4)

        The accompanying notes are an integral part of these consolidated financial statements.


                                                   4

                                            MAYFAIR MINING & MINERALS, INC.
                                             (AN EXPLORATION STAGE COMPANY)

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   DECEMBER 31, 2005
                                                      (UNAUDITED)
                                                (STATED IN U.S. DOLLARS)

                                                                                               DEFICIT
                                           COMMON STOCK                                      ACCUMULATED
                                    -------------------------    ADDITIONAL       SHARE      DURING THE
                                                                  PAID-IN     SUBSCRIPTIONS  EXPLORATION
                                       SHARES        AMOUNT       CAPITAL        RECEIVED       STAGE          TOTAL
                                    -----------   -----------   -----------    -----------   -----------    -----------
Shares issued for cash at
  $0.001                              7,000,000   $     7,000   $         -    $         -   $         -    $     7,000
Related party loan payable
  contributed as capital                      -             -        16,536              -             -         16,536
Net loss for the period                       -             -             -              -        (3,291)        (3,291)
                                    -----------   -----------   -----------    -----------   -----------    -----------

Balance, March 31, 2003               7,000,000         7,000        16,536              -        (3,291)        20,245

Related party loan payable
  contributed as capital                      -             -         7,075              -             -          7,075
Shares issued for cash at
  $0.10, net of share issue
  costs of $19,416                    1,500,000         1,500       129,084              -             -        130,584
Net loss for the year                         -             -             -              -       (31,472)       (31,472)
                                    -----------   -----------   -----------    -----------   -----------    -----------

Balance, March 31, 2004               8,500,000         8,500       152,695              -       (34,763)       126,432

Repayment of related party
  loan contributed as capital                 -             -       (23,611)             -             -        (23,611)
Shares issued for cash at $0.15       3,500,000         3,500       521,500              -             -        525,000
Stock-based compensation                      -             -       659,000              -             -        659,000
Net loss for the year                         -             -             -              -      (801,478)      (801,478)
                                    -----------   -----------   -----------    -----------   -----------    -----------

Balance, March 31, 2005              12,000,000        12,000     1,309,584              -      (836,241)       485,343

Shares issued for cash at
  $0.50                                 149,000           149        74,351              -             -         74,500
Share subscriptions received                  -             -             -        140,000             -        140,000
Net loss for the period                       -             -             -              -      (334,674)      (334,674)
                                    -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 2005           12,149,000   $    12,149   $ 1,383,935    $   140,000   $(1,170,915)   $   365,169
                                    ===========   ===========   ===========    ===========   ===========    ===========

                The accompanying notes are an integral part of these consolidated financial statements.


                                                           5

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.   BASIS OF PRESENTATION

     The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the nine-month period ended December 31, 2005, are not necessarily indicative of results for the entire year ending March 31, 2006.

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

     As shown in the accompanying financial statements, the Company has accumulated a deficit of $1,170,915 for the period from inception, August 14, 2002, to December 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

     The Company is required to advance $12,500 of loan proceeds per month. The Company has the right to withdraw its remaining funding obligations if it determines that the project is no longer feasible. As at December 31, 2005, the Company had advanced $162,625 (March 31, 2005 - $12,500).

     The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest. The unproven mineral properties acquired under the arrangement have been recorded at an estimated fair value of $64,286.

     Under the terms of the agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $1,500 each. The employment contract is for one year and is automatically renewable each year unless either party provides one month's termination notice. For the nine months ended December 31, 2005, the Company paid $27,000 (December 31, 2004 - $Nil) under these contracts.

     The agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


5.   CAPITAL ASSETS

                                                        DECEMBER 31                     MARCH 31
                                                            2005                          2005
                                         ---------------------------------------------------------
                                                        ACCUMULATED       BOOK            BOOK
                                             COST       DEPRECIATION      VALUE           VALUE
                                         ------------   ------------   ------------   ------------
     Motor vehicles                      $     16,800   $      2,100   $     14,700   $          -
     Plant and machinery                       16,225              0         16,225              -
     Office and computer equipment              4,473            679          3,794          1,202
     Website development costs                  2,845            602          2,243          1,677
                                         ------------   ------------   ------------   ------------
                                         $     40,343   $      3,381   $     36,962   $      2,879
                                         ============   ============   ============   ============

6.   COMMITMENTS AND CONTINGENCIES

     a) The Company is currently negotiating a contract of association and a joint venture agreement with Bepigma Lda., a private Angolan Company. The Company intends to acquire, through its wholly-owned UK subsidiary, a 70% interest in the Ucua Pegatite Complex in the Bengo Province, a short distance to the northeast of Luanda, the capital of Angola. The terms of the agreement will require the Company to:

          i) invest up to US$2.25 million dollars over three years, all at the discretion of the Company
          ii) approve and submit a work program to the Angola Ministry of Mines within 60 days from the date of signing
          iii) make an initial payment of US$45,000 as a security bond to the Angola Ministry of Mines with a further payment of US$40,000 within 90 days of signing

          As at December 31, 2005, the Company has not advanced any of the funds required under the contract.

     b) On December 2, 2005, the Company entered into an Equity Research Agreement with Midas Research ("Midas"). The agreement will expire either on April 2, 2006 and services be provided until and including such date as soon as all contractual obligations have been fulfilled by both parties, whatever occurs first. As compensation for their services, the Company is to pay Midas as follows:

          i)   3,500 EURO upon signing of the agreement (paid);
          ii)  8,000 EURO prior to publication of a 12-page Company report;
          iii) 1,500 EURO prior to publication of a 4-page update of the initial Company report.

                         MAYFAIR MINING & MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


7.   RELATED PARTY TRANSACTIONS

     During the nine months ended December 31, 2005, the Company paid management fees amounting to $ 95,000 to two directors. Of this amount, $5,000 (March 31, 2005 - $5,000) was outstanding and included in accounts payable and accrued liabilities at December 31, 2005.

     During the nine months ended December 31, 2005, the Company paid management fees amounting to $18,000 to a member of its advisory board. Of this amount, $2,000 (March 31, 2005 - $Nil) was outstanding and included in accounts payable and accrued liabilities at December 31, 2005.

8.   SHARE CAPITAL

     Common Shares

     During the nine month period ended December 31, 2005, the Company issued 149,000 shares of common stock for cash at a price of $0.50 per share in a private placement for a total proceeds of $74,500.

     During the nine month period ended December 31, 2005, the Company received subscriptions for 280,000 shares of common stock for cash at a price of $0.50 per share. At December 31, 2005, these shares had not been issued.

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

As of December 31, 2005, we had cash resources of $ 316,983. We do not know how long this money will last; however, we subjectively estimate it will last for 12 months. It depends on many factors and uncertainties, including the amount of exploration we conduct and the cost thereof.

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

From Inception to December 31, 2005.

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

During November 2004 the company completed a private placement equity funding with a number of accredited investors and European institutions for gross proceeds to the company of US $525,000 by the sale of 3,500,000 shares at a price of $0.15 cents. This funding is to be utilized for working capital requirements for potential mining projects in Africa. Combined with the balance of the funds remaining from our initial public offering of $150,000 and the subsequent private placement completed, we anticipate we will be able to satisfy our cash requirements for the next twelve months. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties, of which there can be no assurance.

As of the date of this report, Mr. de Larrabeiti had loaned to us $23,611. This amount was fully repaid from the proceeds of the November 2004 private placement.

The company also placed a further 149,000 shares by a private placement during the previous quarter for gross proceeds of $74,500. Net cash provided by financing activities from inception to December 31, 2005, was $756,500, as a result of proceeds received from share subscriptions.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, our total assets were $ 418,306 and our total liabilities were $20,322.

EVENTS DURING THE QUARTER

On October 31, 2005 Charles Lutyens joined the Company's advisory board. Mr Lutyens has more than 20 years experience in the mining sector in project finance and business development roles with a strong focus on emerging economies, including India, Zimbabwe, Papua New Guinea and Chile. He was previously employed by Rio Tinto, where he held senior financial and commercial positions. He was Managing Director of Rio Tinto India, based in New Delhi, with responsibility for new business and joint venture developments in iron ore and coal and prior to that, he was Head of Project Finance for Rio Tinto. He has extensive experience in negotiating project financing transactions and working closely with banks, governments, official agencies and the World Bank Group. Recently, he has worked as a consultant to the UK Government, advising on private sector participation in the infrastructure sector. Mr Lutyens holds an MBA from INSEAD and an MA in Social Anthropology from Cambridge University. Mr Lutyens is a resident of the UK.

EVENTS SUBSEQUENT TO THE QUARTER

On February 3rd the company announced that its application for membership to the Corporate Council on Africa had been accepted. The Corporate Council on Africa, which was established in 1993, is the largest U.S. based organization positioned at the forefront of strengthening and facilitating the commercial relationship between the United States and the African continent. CCA works closely with governments, multilateral groups and business to improve the African continent's trade and investment climate, and to raise the profile of Africa within the US business community. The CCA has over 180 corporate and private members who represent nearly 85% of total U.S. private sector investments in Africa.

At a meeting of the Board of Directors, held on the 8th February, the Board resolved to set aside 2,000,000 shares to be reserved for future issuance pursuant to options that may be granted to management and consultants at an exercise price of US$0.50 per share. The Board also discussed and agreed that an increase in the monthly management fee to Mr. de Larrabeiti, President of the company should be implemented, effective January 1, 2006. The Board also resolved that the shares of Common Stock, warrants and shares underlying the warrants sold and issued in conjunction with the company's ongoing private placement will be registered in a Form SB-2 registration statement to be prepared and filed with the S.E.C. by the company. It was resolved the registration statement would also include all of the shares issued and be issued pursuant to the incentive options issued at $0.15 last year. The Board next discussed the termination of the agreement with Bepigma Lda. of Angola and it was agreed and resolved that the company would take immediate action to so terminate the agreement.

On February 17th the company announced that Mr. Earl Young, of Dallas, Texas had consented to join the Advisory Board of the company.

LIQUIDITY AND CAPITAL RESOURCES

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. We further issued 1,500,000 shares during November, 2003 upon the completion of our public offering for the amount of $150,000. We issued 3,500,000 shares during November, 2004 in a private placement for the amount of $525,000 and issued an additional 149,000 shares during the previous quarter for the amount of $74,500. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $23,611, which was used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan was repaid in full from the proceeds of the private placement in November, 2004. As of December 31, 2005 our total assets were $ 418,306 and our total liabilities were $20,322.


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

Dated:  February 21, 2006


MAYFAIR MINING & MINERALS, INC.

BY: /S/ CLIVE DE LARRABEITI
Clive de Larrabeiti
President and Director
(who also performs the function of principal financial officer and principal accounting officer)