Form 10KSB
period 2006-03-31
MAYFAIR MINING & MINERALS INC
filed 2006-08-10
CIK 1211526

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED -MARCH 31, 2006

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

                         MAYFAIR MINING & MINERALS, INC.
             SUITE 16, THE PRIORY, HAYWARDS HEATH, WEST SUSSEX, UK,
                                    RH16 3LB
          (Address of principal executive offices, including zip code.)

                                44-(1444)-255149
              (Registrant's telephone number, including area code)

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
The issuer's revenues for its most recent fiscal year are nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of August 9, 2006 is, $4,741,200.

As of August 10, 2006, there were 7,902,000 shares of common voting stock, $0.001 par value per share held by non-affiliates.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the EXCHANGE ACT after the distribution of securities under a plan confirmed by a court. [] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 10, 2006 - 15,097,000 shares of common stock.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

                           FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are not based on historical fact and that involve predictions of future events based on assessments of certain risks, developments, and uncertainties. Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend", "continue", or "believe", or the negatives or other variations of these terms or comparable terminology. Forward looking statements may include projections, forecasts, or estimates of future performance. Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made. Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual factors, developments, and events may differ materially from those assumed. Such uncertainties, contingencies, and developments, including those discussed in Item 6 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors", could cause our future operating results to differ materially from those set forth in any forward looking statement. Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not be materially lower than those that may be estimated.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Please consider carefully the Risk Factors disclosure contained in Item 6 of this Annual Report.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in the State of Nevada on August 14, 2002. We have formed a joint venture operation for mining in Zambia and also recently acquired control of a sapphire mining project in Madagascar. We maintain our statutory registered agent's office at 3990 Warren Way, Reno, Nevada, USA, 89509, and our business administrative office is located Suite 16, The Priory, Haywards Heath, West Sussex, RH16 3LB, England. Our office telephone number is 44-(1444)-255149.Our securities are traded on the OTC Bulletin Board, regulated by the NASD, under the stock symbol "MFMM" and are also listed on the Frankfurt Stock Exchange under the stock symbol "M1M".

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

On May 10, 2004, the company commissioned an independent geologist to commence Phase 1 of the company's exploration program. This program commenced in September, 2004 and in late January the company received the consulting geologist's report on the soil geochemistry and geology of the Silver Stone 1-6 Mineral Claims. The report states, in summary, that a program of soil geochemical sampling with geological observations on a 10.0 km grid was carried out at the Silver Stone claim group. No anomalous values were detected and only several threshold soil values of up 4.0 ppm silver and 69 ppm lead were found. The consulting geologist recommended, in his report dated January 25, 2005 that no additional exploration should be planned for the property. This first phase of the program and report were completed at minimal cost to the Company. The Company has relinquished its option on this property.

On January 17, 2005 the company signed a joint venture agreement with the Nyendwa Family of Kafue, Zambia and their associated corporations ("Nyendwa Family"). Pursuant to the Agreement, the Company incorporated a new Zambian joint venture company - Mayfair Mining & Minerals (Zambia) Limited. The new Zambian joint venture company is owned 70% by Mayfair Mining and Minerals (UK) Limited and 30% by the Nyendwa Family. Mayfair Mining and Minerals (UK) Limited is a wholly owned subsidiary of Mayfair Mining & Minerals, Inc. In return for their 30% shareholdings in the subsidiary, the Nyendwa Family transferred into the Zambian joint venture company all their rights and interests in three prospective mining projects.

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

MAPTIZYA CONCESSIONS - a group of mining concessions near Lake Kariba, in the principal Zambian amethyst producing area. The company wishes to advise that we are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists on any of the properties on which we own mining interests until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

LOCATION AND ACCESS

The Company's Zambian headquarters are located at Kafue, a communications junction and industrial town to the south of Lusaka, the capital of Zambia.

Commercial premises are available here as a result of the joint venture with the Nyendwa Family. These headquarters provide a location close to the company's exploration areas and the Mapatizya amethyst project.

The Funswe River licence area lies approximately 30 kilometers to the north west of Kafue and is accessible by tarmac and graded bush roads during good weather conditions. An operational base will be created on the property, but administration will be coordinated from Kafue. The Nansenga Stream property lies adjacent to the Great North Road, some 20 kilometers south of Kafue. A small compound will be established on this property.

The amethyst properties are located in the Mapatizya constituency of the Kalomo District, approximately 115 kilometers from Kalomo Town and 415 kilometers from Kafue. Mapatizya is the principal amethyst mining area in Zambia and is divided into 68 licenses, commonly called concessions.

PROPERTY GEOLOGY

The Mayfair gold projects are located on a geological feature called the Mpande Dome. This lies between the Mwembeshi Shear Zone and the Mushika Machete Shear Zone. In the area of the Mpande Dome, the geology is dominated by the Basement Super Group (gneiss and quartzite overlain by meta - dolerite, tuff and meta - basalt), which, in turn, is overlain by the Katanga Super Group (schist, carbonate, quartzite and conglomerate).

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

In the Funswe River Basin license, ten areas of potential alluvial gold bearing sediments have been identified. A small scale, selective and low - impact operation could yield revenues and a potential profit and could underwrite further work on the licenses, but there can be no assurance of this.

The Funswe license is also prospective for platinum and associated metals. The black - sand concentrates associated with the alluvial gold of the Funswe River contain platinum group metals The source of the PGM mineralization is likely to be the so - called biotite schist of the Basement Super Group. Chip sampling of the outcrop has yielded preliminary bedrock grades of nearly 2 g/t. It is significant that the Mpande Dome has become a target for Nickel exploration.

NANSENGA STREAM

The Nansenga Stream prospect area contains an area of approximately 20 square kilometers and is situated approximately 30 kilometers south of Kafue, adjacent to the Great North Road. The geology of the area consists of granite, sheared aplitic granite and felspathised biotite gneiss of the Basement Super Group. Basic meta - gabbro and meta - dolerite is randomly distributed in the country rock. The area is partially covered by elluvial lag deposits, straddling the Great North Road and alluvial deposits along the Nansenga Stream.

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

Zambian Geological Survey and European Commission Consultants have undertaken a walk - over survey and this has confirmed the prospectivity of the ground. The sediments associated with the Nansenga stream are extensive. In the basal layers, along the stream channel, a small number of nuggets, up to 5 mm across and some gold particles are discernible with the naked eye. Sand samples from the basal horizon have been recovered and tested in the metallurgical department of the Geological Survey. The limited preliminary tests confirm grades ranging from 5 to 46 g/t. The higher value is literally a "nugget" effect.

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

OUR PROPOSED EXPLORATION PROGRAM

Mayfair Mining & Minerals (Zambia) Limited will invest in the exploration and resource definition of minerals, if any exist, in the various areas. We must conduct exploration to determine what amount of minerals, if any, exist on the properties which we own. If we find mineralized materials that prove to be economically viable and profitable to process, of which there can be no assurance, we plan to embark on a program of development. We plan to either develop the reserves ourselves, or bring in other interested parties or partners. To accomplish this, we may be required to raise more money through private placements, public offerings or by bringing in other partners. We do not claim to have any minerals or reserves whatsoever at this time on any of the properties. Initial work will be labour intensive and we will use local resources, but if deposits are proven up, mechanization may be implemented to accelerate the rate of development.

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

EMPLOYEES

Initially, we intend to use the services of our joint venture partners and subcontractors for manual labor and exploration work on the properties on which we own mining interests. Our only full time employees are Clive de Larrabeiti and Michael Smith, our officers and directors, Dany Goreeba, our Executive Assistant, Peter Mills, our Head of Accounting and our two Zambian Partners.

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

RISKS ASSOCIATED WITH OUR COMPANY ARE AS FOLLOWS

1. We expect losses to continue, and failure to generate revenues could cause us to go out of business. We were incorporated on August 14, 2002. To date we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to March 31, 2006 is $1,809,996. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs.

    Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business and you may lose your investment in our securities.

2. We have no known mineral reserves and if we cannot find any we may have to cease operations.

    We have no mineral reserves. If we do not find a mineral reserve containing gold, platinum or amethyst or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and you may lose your investment.

3. We may not be able to work and generate revenues if weather conditions interrupt our exploration program.

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

    In any of such events, we may go out of business and you may lose your investment in our securities.

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

    One of our officers and directors, Mr. Paul Chung, may have a conflict of interest in that he is an officer or director of other mining companies. In the future, if we decide to acquire a mining property, which is also sought by one of the companies of which Mr. Paul Chung is an officer or director, a direct conflict of interest could result. Another of our directors, Mr. Christopher Davie is also a director of another mining company which has interests outside of Africa.

7. In the future, your shareholdings could be diluted because we may conduct further offerings to sell securities.

    We may conduct further offerings in the future to finance our current project or to finance subsequent projects that we decide to undertake. If we decide to raise money or conduct further offerings of our securities in the future, your shareholdings will be diluted.

8. You may have difficulties in recovering any damages against the Company and/or the Company's Directors and Officers.

    You may sue the Company for damages in the US because we are incorporated in the US (Nevada) and the address for our agent for service is located in Nevada. However, for the recovery of damages against the Company and/or the directors and officers, you may have to start legal proceedings in the United Kingdom, where the principal and executive offices are located. This may make it more difficult for you to sue the Company and/or its management, and collect damages from anyone you sue.

--------------------------------------------------------------------------------

ITEM 2. DESCRIPTION OF PROPERTIES.

The Funswe River license area lies approximately 30 kilometers to the north west of Kafue and is accessible by tarmac and graded bush roads. We intend to establish an operational base on the license, but plan to have administration activities coordinated from Kafue. The Nansenga Stream license lies adjacent to the Great North Road, some 20 kilometers south of Kafue. We intend to establish a small compound will be established on the license.

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

Our administrative office is located at Suite 16, The Priory, Haywards Heath, West Sussex RH16 3LB, telephone 44-(1444)-255149. The company rents a small office at this address. The Company rented this office as of June 15, 2006 and the rental agreement was signed on that date for a minimum six month period, at a rental rate of approximately US$1,425 a month. The rent is paid by the company to the owners of the office building. Our registered statutory office is located at 3990 Warren Way, Reno, Nevada, USA 89509.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of fiscal year 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our securities are traded on the OTC Bulletin Board, regulated by the NASD, under the stock symbol "MFMM" and are also listed on the Frankfurt Stock Exchange under the stock symbol "M1M". The following table sets forth the high and low closing bid quotations for our common stock on the NASDAQ SmallCap Market for each quarter in the last two fiscal years. These represent prices between dealers, exclusive of retail markup, markdown, or commission and do not necessarily represent actual transactions.


   Bid Price Information for Common Stock
   -----------------------------------------------------------------------------
                       Fiscal 2005                      Fiscal 2004
                       -------------------------------  ------------------------
                       High Bid          Low Bid        High Bid       Low Bid
                       --------          -------        --------       -------
   First Quarter       $0.70             $ 0.60         $              $
   Second Quarter      $0.75             $ 0.68         $              $
   Third Quarter       $1.00             $ 0.70         $              $
   Fourth Quarter      $1.18             $ 0.68         $1.01          $ 0.51

On August 9, 2006, the closing bid quotation for our common stock was $0.56.

Dividends. We have not paid any cash dividends on our common stock and do not plan to pay cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs, and other factors, as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Sales of Unregistered Securities

During the fiscal year ended March 31, 2006, we did not issue and sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliate of the Company purchased common shares of the Company in the year ending March 31, 2006, other than through the exercise of options pursuant to the Company's Stock Option Plan. For information relating to this topic, see Item 11 of this Annual Report.

As of March 31, 2006, we had 62 shareholders of record of our common stock.

MARKET INFORMATION

Our shares were called for trading on the OTC Bulletin Board on August 13, 2004 and on the Frankfurt Stock Exchange, as announced on October 31, 2005. As of the date of this report 4,000,000 shares have been allocated, but not issued, as Employee Stock Options under the company's proposed Employee Stock Option Plan. The number of common shares that could be sold pursuant to Rule 144 of the Securities Act are the common shares held by Clive de Larrabeiti, Michael Smith and Ali Abood, which total 7,095,000 common shares and the shares issued on a private placement basis to new and existing shareholders.

On December 23, 2002, we filed with the Securities and Exchange Commission our first public offering which the Securities and Exchange Commission deemed effective on July 10, 2003 (SEC file number 333-102117).

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

SEC RULE 15(g)

Our Company's shares are covered by Rule 15(g) of the Securities Exchange Act of 1934, as amended (the "Rule"), that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States.

Our consolidated financial statements have been prepared on a going concern basis. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at March 31, 2006, we had working capital of $ 1,122,532, largely as a result of completing private placements during the year ended March 31, 2006, that raised aggregate net proceeds of $1,170,500. Management plans to continue to provide for our capital needs by issuing equity securities. These consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Estimates

The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

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

         The Company is in the early stages of exploring its resource properties. Remediation and reclamation expenditures will be charged against earnings as incurred. No remediation and reclamation expenditure have been incurred to date.

Valuation of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. As at March 31, 2006 and 2005, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not recorded any asset retirement obligation to date as the amounts, if any, are not significant at this time.

Stock Based Compensation

The Company has adopted the recommendations of Statement of Financial Accounting Standards No. 123 (revised 2004 - "Stock Based Payment" to account for stock based transactions with employees, officers, directors, and outside consultants. Accordingly, the fair value of stock options is charged to operations or resource property costs as appropriate, with an offsetting credit to contributed surplus. The fair value of stock options which vest immediately is recorded at the date of grant; the fair value of options which vest in future is recognized on a straight-line basis over the vesting period. Any consideration received on exercise of stock options together with the related portion of contributed surplus is credited to share capital.

History of the Company

We are a start-up, exploration-stage company, and have not yet generated or realized any revenues from our business operations.

As of March 31, 2006, we had cash resources of $1,122,532. We do not know how long this money will last; however, we subjectively estimate it will last for 12 months. It depends on many factors and uncertainties, including the amount of exploration we conduct and the cost thereof.

In October of 2002, we acquired the rights to explore a property in British Columbia containing six one-unit claims.

The property was-located in an area where exploration dates from 1891. According to MINDEP Computer Files at the University of British Columbia, silver, lead and zinc were found in the claims adjacent to the property.

On May 10, 2004, the company commissioned an independent geologist to commence Phase 1 of the company's exploration program. This program commenced in September, 2004 and in late January, 2005 the company received the consulting geologist's report on the soil geochemistry and geology of the Silver Stone 1-6 Mineral Claims. The report states, in summary, that a program of soil geochemical sampling with geological observations on a 10.0 km grid was carried out at the Silver Stone claim group. No anomalous values were detected and only several threshold soil values of up 4.0 ppm silver and 69 ppm lead were found. The consulting geologist recommended, in his report dated January 25, 2005 that no additional exploration should be planned for the property. This first phase of the program and report were completed at minimal cost to the Company. The Company has relinquished its option on this property.

On January 17, 2005 the company signed a joint venture agreement with the Nyendwa Family and their associated corporations. Pursuant to the Agreement, the Company incorporated a new Zambian joint venture company - Mayfair Mining & Minerals (Zambia) Limited. The new Zambian joint venture company is owned 70% by Mayfair Mining and Minerals (UK) Limited. and 30% by the Nyendwa Family of Kafue, Zambia. Mayfair Mining and Minerals (UK) Limited is a wholly owned subsidiary of Mayfair Mining & Minerals, Inc. In return for their 30% shareholdings, the Nyendwa family has transferred into the Zambian joint venture company three prospective mining projects.

The Directors are carrying out an in - house evaluation of all the data on the three license areas, design of the work and production programs and preparation of development budgets for the three properties. The Company provisionally allocated US $ 150,000.00 during the first year for the purposes of sampling and testing of the bedrock, elluvial and alluvial gold and platinum group metals in Funswe River and Nansenga Stream and also for the re-establishment of production and processing of amethyst in the Mapatizya mining concessions. During Fiscal year 2006-2007 the Company expects to increase its development budgets for these three projects. The Company has established the headquarters of the Zambian subsidiary in Kafue, a town 30 kilometers from Lusaka.

RESULTS OF OPERATIONS

From Inception to March 31, 2006.

In October of 2002, we acquired the rights to explore a mineral property in British Columbia containing six one unit claims.

On May 10, 2004, the company commissioned an independent geologist to commence Phase 1 of the company's exploration program. This program commenced in September, 2004 and in late January the company received the consulting geologist's report on the soil geochemistry and geology of the Silver Stone 1-6 Mineral Claims. The report states, in summary, that a program of soil geochemical sampling with geological observations on a 10.0 km grid was carried out at the Silver Stone claim group. No anomalous values were detected and only several threshold soil values of up 4.0 ppm silver and 69 ppm lead were found. The consulting geologist recommended, in his report dated January 25, 2005 that no additional exploration should be planned for the property. This first phase of the program and report were completed at minimal cost to the company. The Company has relinquished its option on this property.

On August 13, 2004 the company was given clearance to trade on the OTC Bulletin Board regulated by the NASD, under the trading symbol "MFMM" and in October, 2006 the company was given clearance to trade on the Frankfurt market under the stock symbol "M1M".

During November 2004, the company completed a private placement equity funding with a number of accredited investors and European institutions for gross proceeds to the company of US $525,000 by the sale of 3,500,000 shares at a price of $0.15 cents. This funding was utilized for working capital requirements and to review potential mining projects in Africa. As of the date of this report, Mr. de Larrabeiti had loaned to us $23,611. This amount was repaid from the proceeds of the private placement.

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

Net cash provided by financing activities from inception to March 31, 2006, was $1,907,584 as a result of proceeds received from private placement share subscriptions.

LIQUIDITY AND CAPITAL RESOURCES

The company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the company expects to actively prepare its sites for mineral extraction and enter a development stage.

Due to the nature of the mining business, the acquisition, exploration, and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities and joint venture arrangements. We expect to use similar financing techniques in the future, however, we cannot assure you that we will be successful in our financing activities in the future. Our ability to continue in operation is dependent on our ability to secure additional financing, and while we have been successful in doing so in the past (including the property and financing transactions in "Plan of Operations" and "Results of Operations" above), we cannot assure you that we will be able to do so in the future. Management is actively pursuing such additional sources of financing; however, in the event this does not occur, there is substantial doubt about the company's ability to continue s a going concern. Our financial statements do not include the adjustments that would be necessary should we be unable to continue as a going concern.

At March 31, 2006, we had cash of $1,122,532, compared to cash of $495,745 as of March 31, 2005. This increase resulted from our private placement sales of securities. Net cash used in operating activities during 2006 was $562,152 compared with $132,985 during 2005. This was as a result of increased activities to search for and acquire properties and related activities. Investing activities in 2006 used $56,061, compared with $2,879 used in 2005. The increase in investing activity is due to our expanded operations in Zambia.

The principal financing activities during 2006 were the issuance of 149,000 shares issued for cash at $0.50, totalling $74,500, and the receipt of share subscriptions, for a total of $1,170,500.

The principal financing activities during 2005 were the issuance of 3,500,000 shares at $0.15 for gross proceeds of $525,000.

As shown in the accompanying financial statements, the company has accumulated a deficit of $1,809,996 for the period from inception, August 14, 2002, to March 31, 2006, and has no sales. The future of the company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management may seek additional capital through an offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

In recognition of our liquidity and capital resources, our independent public accountants have included a comment in their report on our accompanying consolidated financial statements for the year ended March 31, 2006, that would express substantial doubt as to our ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

At present, the company has no contractual or commercial commitments with its subsidiaries.

At present, the company has no off balance sheet arrangements

EVENTS DURING THE YEAR ENDED MARCH 31, 2006

During the fiscal year 2006 the Company issued 149,000 units, at a price of $0.50 unit, for gross proceeds of $74,500, in a private placement. Each unit consists of one share of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 per share at any time within the two years following the offering. The company also received share purchase subscriptions for one unit of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 at any time within the next two years in the amount of 2,341,000 units, for gross proceeds of $1,170,500. These shares were not issued prior to the year end.

On May 4, 2005, the company's Zambian subsidiary, Mayfair Mining & Minerals (Zambia) Limited, received approval by the Projects Approval Committee of the Zambian Investment Centre based in Lusaka, Zambia. The company has been issued an Investment Certificate which confers a right to the duty free import of mining equipment and reduced mineral royalty and corporate taxes, as well as unrestricted repatriation of profits, dividends and royalties from activities in Zambia.

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

On July 13, 2005, Ali Abood joined the Advisory Board of Mayfair Mining & Minerals, Inc. Mr. Abood has been a Senior Advisor and International Consultant for various multinational corporations. He has in excess of fifteen years experience in the field of marketing and business development in the Middle East and Africa.

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

Also on October 31, 2005, the Company announced that the Company's shares were quoted on the Frankfurt Stock Exchange under the trading symbol "M1M" with the securities designation (WPKN). The Company believes its listing on the Frankfurt Exchange may allow European investors easier access to trade the Company's shares and is expected to improve liquidity.

On February 3, 2006 the company announced that its application for membership to the Corporate Council on Africa had been accepted. The Corporate Council on Africa, which was established in 1993, is the largest U.S. based organization positioned at the forefront of strengthening and facilitating the commercial relationship between the United States and the African continent. CCA works closely with governments, multilateral groups and business to improve the African continent's trade and investment climate, and to raise the profile of Africa within the US business community. The CCA has over 180 corporate and private members who represent nearly 85% of total U.S. private sector investments in Africa.

At a meeting of the Board of Directors, held on the February 8, 2006, the Board resolved to set aside 2,000,000 shares to be reserved for future issuance pursuant to options that may be granted to management and consultants at an exercise price of US$0.50 per share. The Board also discussed and agreed that an increase in the monthly management fee to Mr. de Larrabeiti, President of the company should be implemented, effective January 1, 2006. The Board also resolved that the shares of Common Stock, warrants and shares underlying the warrants sold and issued in conjunction with the company's ongoing private placement will be registered in a Form SB-2 registration statement to be prepared and filed with the S.E.C. by the company. It was resolved the registration statement would also include all of the shares issued and be issued pursuant to the incentive stock options issued at $0.15 last year. The Board next discussed the termination of the agreement with Bepigma Lda. of Angola and it was agreed and resolved that the company would take immediate action to so terminate the agreement.

On February 17, 2006, the company announced that Mr. Earl Young, of Dallas, Texas had consented to join the Advisory Board of the company. With a career background in the Investment Industry, Mr. Young has served in the role of Consultant, Corporate Officer and Director to a number of companies, public and private, in the United States and Africa. Mr. Young serves as a Director of the Corporate Council on Africa. He also serves as the President of the U.S. Madagascar Business Council.

EVENTS SUBSEQUENT TO THE YEAR ENDED MARCH 31, 2006

On April 10, 2006 the company closed a private placement financing for gross proceeds of $1,474,000. The offering consisted of 2,948,000 units at $0.50 cents, comprised of one restricted share of common stock and one warrant to purchase one restricted share of common stock, exercisable at US $0.60 at any time with 2 years of the offering. These shares and warrants were not issued prior to year end.

On April 11, 2006, the company announced that Mr. Klaus Fey had been appointed as the Marketing Manager of the company's Zambian subsidiary. Mr. Fey was responsible for the sales and marketing of product for the company's amethyst mining operations. Sadly, on May 24, 2006 Mr. Fey passed away due to an attack of malaria. His duties have been assumed by his trainee and the local management of the Zambian subsidiary.

On April 18, 2006, the company announced that it had acquired 51% of the outstanding shares of Union Prospection Miniere (UPM), a Madagascan private limited company in a cash transaction with Sapphire Fields Limited, a corporation existing under the laws of the British Virgin Islands. The total consideration for this acquisition was US $640,000 plus legal expenses. This included an independent geological report of the sapphire properties by John Langlands of ACA Howe International Limited. ACA Howe International Limited is an internationally recognised, independent geological and mining consultancy with offices in Canada, where it was established in 1961, and in the United Kingdom, where it has operated since 1978. As a result of this transaction Mayfair Mining has acquired control of 16 sapphire licenses covering an area of 1,487 square kilometres in the Ilakaka sapphire mining district in Southern Madagascar. On May 26, 2006, the company announced that it had closed and completed the acquisition of control of Union Prospection Miniere, Madagascar.

On May 8, 2006, the company announced that it had retained The Vine Group, a boutique Investment Banking and Corporate Advisory firm with international affiliations. The Vine Group's mandate is to increase the company's shareholder base and raise investor awareness and goodwill within the Chinese investor community in North America and China.

On June 2, 2006, the company awarded the following Employee Stock Options, reserved as of February 7, 2005. The options were granted at an option exercise price of US$0.15 per share and must be exercised within three (3) years from date of grant or the options are null, void and worthless:

               Islee Oliva Salinas, Consultant, UK - 50,000
               Evelyn YK Lee, Consultant, North America - 50,000
               Karen McHugh, Consultant, UK - 50,000
               Peter Mills, Head of Accounting - 50,000

On June 2, 2006, the company awarded the following Employee Stock Options, reserved as of February 8, 2006, to the following individuals. The options were granted at an option exercise price of US $0.50 per share and must be exercised within three (3) years from date of grant or the options are null, void and worthless.

               Clive de Larrabeiti, President- 500,000 shares
               Michael Smith, Vice President- 100,000 shares
               Michael Morrison, Legal Counsel- 150,000 shares
               Claudio Morandi, Corporate Finance Consultant- 100,000 shares Dany Goreeba, Managing Director, UK - 100,000
               Ali Abood, Advisory Board Member - 50,000
               Christopher Davie, Director - 50,000
               Earl Young, Advisory Board Member - 500,000
               Midgaard Capital, Inc. - Consultants, North America - 350,000 Vine Group, Corporate Finance Consultants - 50,000
               Peter Mills, Head of Accounting - 50,000

On July 3, 2006, the company announced that it had acquired the remaining 49% of the outstanding shares of Union Prospection Miniere in a share transaction with the remaining shareholders, who are residents of Madagascar. The company now owns 100% of UPM.

On July 11, 2006, the company filed an 8-K with the SEC, dated July 11, 2006 reporting the change of auditors from Morgan & Company, Chartered Accountants of Vancouver, Canada to Chantrey Vellacott DFK of London, England.

On July 20, 2005, Christopher Davie resigned as a Director of the Company, citing increasing responsibilities in his other ventures. There was no disagreement between the Company and Mr. Davie on any issue.

ITEM 7. FINANCIAL STATEMENTS

                             TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                                         F-1
FINANCIAL STATEMENTS
Balance Sheet                                                        F-3
Statement of Operations                                              F-4
Statement of Stockholder's Equity (Deficit)                          F-5
Statement of Cash Flows                                              F-6
NOTES TO THE FINANCIAL STATEMENTS                                    F-7 - F-20

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                             MARCH 31, 2006 AND 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Mayfair Mining & Minerals, Inc. and Subsidiaries (an exploration stage company) as at March 31, 2006, and the consolidated statements of operations, shareholders' equity and cash flows for the year then ended and for the period from April 14, 2002 (inception) to March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as at March 31, 2005 and for the year then ended, and for the cumulative period from August 14, 2002 (inception) to March 31, 2005 were audited by other auditors whose report dated June 28, 2005 expressed an unqualified opinion on those statements with an explanatory paragraph discussing the Company's ability to continue as a going-concern. Our opinion on the stockholders' equity, statements of operations and cash flows from inception of the exploration stage to March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2005, is solely based on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Mining & Minerals, Inc. and Subsidiaries at March 31, 2006 and the results of their operations and their cash flows for the periods indicated above in conformity with United States generally accepted accounting principles.


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company incurred a net loss of $ 1,809,996 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



London, United Kingdom
                                                   /S/Chantrey Vellacott DFK LLP
10 August, 2006                                            Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Mayfair Mining & Minerals, Inc. (an exploration stage company) as at March 31, 2005, and the consolidated statements of operations, cash flows, and shareholders' equity for the year then ended and for the cumulative period from August 14, 2002 (date of inception) to March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2005 and the results of their operations and their cash flows for the year then ended, and for the cumulative period from August 14, 2002 (date of inception) to March 31, 2005, in conformity with United States generally accepted accounting principles.

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

Vancouver, Canada                                        /S/"Morgan & Company"
June 28, 2005                                            Chartered Accountants


                          MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                   (AN EXPLORATION STAGE COMPANY)

                                     CONSOLIDATED BALANCE SHEETS
                                      (STATED IN U.S. DOLLARS)


-------------------------------------------------------------------------------------------------
                                                                              MARCH 31
                                                                       2006              2005
-------------------------------------------------------------------------------------------------

ASSETS

CURRENT
     Cash                                                           $ 1,122,532       $   495,745
     Prepaid expense                                                         --               302
                                                                    -----------------------------
     Total current assets                                             1,122,532           496,047

PROPERTY AND  EQUIPMENT                                                  58,940             2,879
MINERAL PROPERTIES                                                       64,286            64,286
                                                                    -----------------------------


TOTAL ASSETS                                                        $ 1,245,758       $   563,212
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $   103,952       $    16,163
                                                                    -----------------------------

MINORITY INTEREST                                                         9,218            61,706
                                                                    -----------------------------
TOTAL LIABILITIES                                                       113,170            77,869

SHAREHOLDERS' EQUITY

COMMON STOCK
     Authorized: 75,000,000 shares, par value $0.001 per share

Issued and outstanding:12,149,000 shares in  2006 and
     12,000,000 shares in 2005                                           12,149            12,000

      Common stock subscribed                                         1,170,500                --
     Additional paid-in capital                                       1,759,935         1,309,584


DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                     (1,809,996)         (836,241)
                                                                    -----------------------------
TOTAL SHAREHOLDERS' EQUITY                                            1,132,588           485,343
                                                                    -----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,245,758       $   563,212
=================================================================================================

See notes to consolidated financial statements




                               MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                          (AN EXPLORATION STAGE COMPANY)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------
                                                                                                CUMULATIVE
                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                                 AUGUST 14
                                                                     YEARS ENDED                  2002 TO
                                                                       MARCH 31                   MARCH 31
                                                               2006              2005               2006
------------------------------------------------------------------------------------------------------------
EXPENSES
     Exploration expense                                  $    129,692       $      2,572       $    132,264
     Office and sundry                                          67,143             25,580             99,324
     Organizational costs                                           --                 --              1,215
     Professional fees                                         123,959             21,726            168,466
     Salaries                                                   79,292              6,000             85,292
     Stock-based compensation                                  376,000            659,000          1,035,000
     Travel                                                     86,157             32,444            121,396
     Mineral property acquisition costs                             --                 --              1,371
     Management fees                                           164,000             56,736            220,736
                                                          --------------------------------------------------
LOSS FOR THE PERIOD BEFORE MINORITY  INTERESTS            $  1,026,243       $    804,058       $  1,865,064


MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARY           (52,488)            (2,580)           (55,068)
                                                          --------------------------------------------------

NET LOSS                                                  $    973,755       $    801,478       $  1,809,996
============================================================================================================

BASIC AND DILUTED LOSS PER SHARE                          $      (0.08)      $      (0.08)
==========================================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING                         12,133,397          9,930,630
==========================================================================================

See notes to consolidated financial statements




                                 MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                          (AN EXPLORATION STAGE COMPANY)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (STATED IN U.S. DOLLARS)



---------------------------------------------------------------------------------------------------------------
                                                                                                    CUMULATIVE
                                                                                                   PERIOD FROM
                                                                                                    INCEPTION
                                                                                                    AUGUST 14
                                                                         YEARS ENDED                 2002 TO
                                                                           MARCH 31                  MARCH 31
                                                                   2006              2005              2006
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                 $  (973,755)      $  (801,478)      $(1,809,996)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY
  OPERATING ACTIVITIES

    Stock-based compensation                                       376,000           659,000         1,035,000
    Minority  interest in loss of consolidated subsidiary          (52,488)           (2,580)          (55,068)
CHANGES IN ASSETS AND LIABILITIES:
     Prepaid expense                                                   302              (302)               --
     Accounts payable and accrued liabilities                       87,789            12,375           103,952
                                                               -----------------------------------------------
                                                                  (562,152)         (132,985)         (726,112)
                                                               -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital assets                                    (56,061)           (2,879)          (58,940)
                                                               -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued                                            74,500           525,000           756,500
     Share subscriptions received                                1,170,500                --         1,170,500
     Capital stock issue costs                                          --                --           (19,416)
     Related party loan payable (Note 6)                                --           (23,611)               --
                                                               -----------------------------------------------
                                                                 1,245,000           501,389         1,907,584
                                                               -----------------------------------------------

NET INCREASE IN CASH                                               626,787           365,525         1,122,532

CASH, BEGINNING OF PERIOD                                          495,745           130,220                --
                                                               -----------------------------------------------

CASH, END OF PERIOD                                            $ 1,122,532       $   495,745       $ 1,122,532
==============================================================================================================

INTEREST PAID                                                  $        --       $        --       $        --
TAXES PAID                                                     $        --       $        --       $        --
==============================================================================================================





                                 MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                          (AN EXPLORATION STAGE COMPANY)

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                 COMMON STOCK                                            DEFICIT
                                 ---------------------------------------------                         ACCUMULATED
                                                                     ADDITIONAL          SHARE         DURING THE
                                                                      PAID-IN        SUBSCRIPTIONS     EXPLORATION
                                       SHARES          AMOUNT         CAPITAL          RECEIVED          STAGE            TOTAL
                                 --------------------------------------------------------------------------------------------------
Shares issued for cash at
  $0.001                              7,000,000     $     7,000     $        --      $        --     $        --      $     7,000
Related party loan payable
  contributed as capital                     --              --          16,536               --              --           16,536
Net loss for the period                      --              --              --               --          (3,291)          (3,291)
                                 --------------------------------------------------------------------------------------------------
Balance, March 31, 2003               7,000,000           7,000          16,536               --          (3,291)          20,245

Related party loan payable
   Contributed as capital                    --              --           7,075               --              --            7,075
Shares issued for cash at
  $0.10, net of share issue
  costs of $19,416                    1,500,000           1,500         129,084               --              --          130,584
Net loss for the year                        --              --              --               --         (31,472)         (31,472)
                                 --------------------------------------------------------------------------------------------------

Balance, March 31, 2004               8,500,000           8,500         152,695               --         (34,763)         126,432

Repayment of related party
  loan contributed as capital                --              --         (23,611)              --              --          (23,611)

Shares issued for cash at $0.15       3,500,000           3,500         521,500               --              --          525,000
Stock-based compensation                     --              --         659,000               --              --          659,000
Net loss for the year                        --              --              --               --        (801,478)        (801,478)
                                 --------------------------------------------------------------------------------------------------

Balance, March 31, 2005              12,000,000          12,000       1,309,584               --        (836,241)         485,343

Shares issued for cash at
  $0.50                                 149,000             149          74,351               --              --           74,500
Share subscriptions received                 --              --              --        1,170,500              --        1,170,500
Stock-based Compensation                     --              --         376,000               --              --          376,000
Net loss for the year                                                                                   (973,755)        (973,755)
                                 --------------------------------------------------------------------------------------------------

Balance, March 31, 2006              12,149,000     $    12,149     $ 1,759,935      $ 1,170,500     $(1,809,996)     $ 1,132,588
                                 ==================================================================================================

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



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

         As shown in the accompanying financial statements, the Company has accumulated deficit of $1,809,996, for the period from inception, August 14, 2002, to March 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The accompanying consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Basis of Consolidation.

         The accompanying consolidated financial statements include the accounts of Mayfair Mining & Minerals, Inc., its wholly-owned subsidiaries Mayfair Mining & Minerals (UK) Ltd. and Mayfair Gemstones Ltd, and its 70%-owned subsidiary Mayfair Mining and Minerals (Zambia) Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

     b)  Organizational and Start Up Costs

         Costs of start up activities, including organizational costs, are expensed as incurred.

     c)  Cash and Cash Equivalents

         Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2006 and 2005, cash and cash equivalents consists of cash only.

     d)  Mineral Property Acquisition Payments and Exploration Costs

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

     e)  Property and Equipment

         Vehicle, equipment and web-site costs are depreciated on a straight-line basis over useful lives ranging from 3 to 8 years.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005



2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)  Use of Estimates

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

     g)  Foreign Currency Translation

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

     h)  Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     i)  Stock Based Compensation

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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)  Environmental Remediation and Reclamation Expenditures

         The operations of the Company may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.

         The Company is in the early stages of exploring its resource properties. Remediation and reclamation expenditures will be charged against earnings as incurred. No remediation and reclamation expenditure have been incurred to date.

     k)  Basic and Diluted Loss Per Share

         In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2006 and 2005, any outstanding stock equivalents were anti-dilutive so basic and diluted loss per share are the same.

     l)  Financial Instruments

         The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair value.

     m)  Long-Lived Assets Impairment

         Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS . For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. As at March 31, 2006 and 2005, the Company does not believe any adjustment for impairment is required.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

     n)  Asset Retirement Obligations

         The Company has adopted SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not recorded any asset retirement obligation to date as the amounts, if any, are not significant at this time.


3.       RECENT ACCOUNTING PRONOUNCEMENTS

     a) On March 31, 2004, the Emerging Issues Task Force ("EITF") issued EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF 04-2") which concluded that mineral interest conveyed by leases should be considered tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued amended SFAS 141 and SFAS 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company adopted EITF No. 04-2 on April 1, 2004.

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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)

3.       RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     c) In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company's consolidated financial statements.

     d) In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123"), "Share-Based Payment". The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Company adopted SFAS 123 effective April 1, 2004.

     e) In March 2005, the Securities and Exchange Commission, (SEC issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

     f) In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

     g) In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's financial statements.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



4.       MINERAL PROPERTY INTERESTS

     a)  Zambia

         On January 17, 2005, the Company entered into an agreement with two Zambian private companies under which Mayfair Mining & Minerals (Zambia) Limited ("Mayfair Zambia"), a private company, was formed. (`The Agreement')

         Under the Agreement, the Company agreed to provide a loan of $150,000 to Mayfair Zambia as the first year's budget to incorporate Mayfair Zambia and set up the infrastructure necessary to perform three years of work programs, and to fund plant requirements to reopen an amethyst mine. As consideration for making the loan, the Company received a 70% equity interest in Mayfair Zambia. The Company will be repaid the loan from proceeds from mining operations, if any.

         The Company is required to advance $12,500 of loan proceeds per month. The Company has the right to withdraw its remaining funding obligations if it determines that the project is no longer feasible. As at March 31, 2006, the Company had advanced $239,014 (March 31, 2005 - $12,500).

         The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest. The mineral properties acquired under the Arrangement have been recorded at an estimated fair value of $64,286.

         Under the terms of the Agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $1,500 each. The employment contract is for one year and is automatically renewable each year unless either party provides one month's termination notice. For the year ended March 31, 2006, the company paid $36,000 (March 31, 2005 - $6,000)

         The Agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)


4.       MINERAL PROPERTY INTERESTS (Continued)


         Mayfair Zambia's summarized financial information is as follows:

                                          2006           2005

         Current Assets                $   7,823      $   5,699
         Non-current assets              118,649         65,486
                                       ---------      ---------
                                         126,472         71,185
         Inter-company assets                 --        137,500
                                       ---------      ---------
           Total Assets                $ 126,472      $ 208,685
                                       =========      =========

         Current Liabilities           $   3,733      $      --
         Non-current liabilities              --             --
                                       ---------      ---------
                                           3,733             --
         Inter-company liabilities       239,753          3,000
                                       ---------      ---------
           Total Liabilities           $ 243,486      $   3,000
                                       =========      =========

         Net revenue                   $      --      $      --
         Net income (loss)             $(174,960)     $  (8,601)


5.       ACQUISITIONS

     a)  Mayfair Mining and Minerals (UK) Limited

         On November 17, 2004, the Company acquired all of the issued and outstanding shares of an inactive corporation owned by its principal shareholder by assuming $10 of debt.

     b)  Mayfair Gemstones Limited.

         On February 11, 2005, the Company incorporated Mayfair Gemstones
         Limited.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)


6.       RELATED PARTY TRANSACTIONS

         During the year ended March 31, 2006, the Company paid management fees amounting to $140,000 to two directors. Of this amount, $20,000 (March 31,2005 - $5,000) was outstanding and included in accounts payable and accrued liabilities at March 31, 2006.

         During the year ended March 31, 2006, the Company paid management fees amounting to $24,000 to a member of its advisory board. Of this amount $4,000 (March 31, 2005 - $NIL) was outstanding and included in accounts payable and accrued liabilities at March 31, 2006.


7.       CAPITAL STOCK

         Common Shares

                  During the year ended March 31, 2006, the Company issued 149,000 shares of common stock for cash at a price of $0.50 per share in a private placement for total proceeds of $74,500.

                  During the year ended March 31, 2006, the Company received subscriptions for 2,341,000 shares of common stock for cash at a price of $0.50 per share. At March 31, 2006, these shares had not been issued.

                  As of 31 March, 2006 there were 62 registered holders of common stock. There were 12,149,000 shares issued of which 9,691,550 are restricted.


8.       STOCK OPTIONS

         During the year ended March 31, 2006, the Company granted 400,000 options to purchase restricted shares of common stock to consultants, employees, directors and officers. The options are exercisable at a price of $0.15 until February 7, 2009 and convertible into restricted rule 144 shares, which are restricted from trading for two years. The Company has reserved a further 200,000 shares for future stock option grants.

         During the year ended March 31, 2006, the Company reserved a further 2,000,000 shares for future stock option grants. The options are exercisable at a price of $0.50 and convertible into restricted rule 144 shares, which are restricted from trading for two years.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)


8.       STOCK OPTIONS (continued)

         Stock Option Activity:

                                                                           2006
                                                       ----------------------------------------------
                                                                            EXERCISE        AVERAGE
                                                          OPTIONS            PRICE            LIFE
                                                       ----------------------------------------------
         Outstanding at beginning of year                1,400,000        $    0.15        2.98 years

         Granted                                         400,000          $    0.15        2.86 years
                                                       ----------------------------------------------
         Outstanding and exercisable at end of year    1,800,000          $    0.15
                                                       ==============================================
         Weighted average fair value of options
           Granted                                                        $   0.94
                                                       ==============================================


         Stock based compensation expense recorded for the year ended March 31, 2006 included $ 211,500 for employees, officers and directors, and $
         164,500 for consultants, for a total of $ 376,000. The compensation comprised options, all of which were outstanding at March 31, 2006.

         The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.94 per share. The assumptions used to calculate the fair value are as follows:

         Dividend yield                                                   0
         Expected volatility                                             183%
         Risk free interest rate                                        3.25%
         Expected life from the date of grant                          3 years

         Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company's stock options.




                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)


9.       INCOME TAXES

         The Company is subject to United States income taxes, and United
         Kingdom and Zambia income taxes (to the extent of its operations in the United Kingdom and Zambia). The Company had no income tax expense during the reported periods due to net operating losses.

     a) A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

                                                              2006              2005
                                                         -------------------------------

        Loss for the period                              $  (1,026,243)   $    (804,058)

        Average statutory tax rate                                35%            34%

        Expected income tax provision                         (359,000)        (293,000)

        Non-deductible stock based compensation                131,000          244,000

        Increase in valuation allowance                        228,000           49,000
                                                         -------------------------------

         Income tax expense                              $      -         $      -
                                                         ===============================

b) Significant components of the Company's deferred income tax assets are as follows:

                                                             2006             2005
                                                         -------------------------------

         Total income tax operating loss carry forward   $     830,000    $     180,000

         Statutory tax rate                                      35%             34%

         Deferred income tax asset                             290,000           61,000

         Valuation allowance                                  (290,000)         (61,000)
                                                         -------------------------------

                                                         $           -    $           -
                                                         ===============================




                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)


9.       INCOME TAXES (Continued)

     c) The Company has incurred operating losses for tax purposes of approximately $830,000 which, if unutilized, may expire depending on the jurisdiction. Future tax benefits, which may arise as a result of these losses and which are subject to the fiscal laws in the jurisdictions concerned at the time of claiming relief, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards if applicable by jurisdiction:

                                                                                 EXPIRATION
                                                                                  DATE OF
                                                                                 INCOME TAX
                                                                                 OPERATING
                                                                   NET           LOSS CARRY
                                                                  LOSS            FORWARDS
                                                             ---------------- -----------------
          United States
          -------------

          2003                                               $       3,000          2023
          2004                                                      32,000          2024
          2005                                                     136,000          2025
          2006                                                     434,000          2026

          Zambia
          ------

          2005                                                       9,000          2010
          2006                                                     175,000          2011

          United Kingdom
          --------------

          2006                                                      41,000          *

          Total income tax operating loss carry forward      $     830,000
                                                             --------------


* Tax losses incurred in the United Kingdom can be carried forward indefinitely and offset against future profits of the same trade.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



10.      SEGMENTED INFORMATION

The Company's business is considered as operating in a single segment based upon the Company's organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations. The Company's assets by geographical location are as follows:


                             2006             2005
                        -------------   --------------
United Kingdom          $   1,119,286   $      492,027
Africa                        126,472           71,185
                        -------------   --------------
Total                   $   1,245,758   $      563,212
                        =============   ==============


11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The related method of determining fair value and carrying value of the Corporation's financial instruments were as follows: the fair value of current assets and current liabilities approximates their carrying amounts due to the short-term maturity of these instruments. The Corporation is exposed to market, credit and currency risks arises in the normal course of the Corporation's business. Derivative financial instruments are not used to reduce exposure to the above risks.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially expose the Corporation to concentrations of credit risk consist primarily of cash and cash equivalent. Management of the Corporation believes the likelihood of incurring material losses due to concentration of credit risk is remote.

INTEREST RATE RISK - The Corporations potential interest rate risk is minimal and management considers the risk insignificant.

FOREIGN CURRENCY RISK - The Corporation undertakes transactions denominated in foreign currencies. Accordingly, these activities may result in foreign currency exposure. The Corporation does not hedge its foreign currency risk.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)


12.    SUBSEQUENT EVENTS

       a) On April 18, 2006, the Company entered into an agreement to acquire a 51% interest in a Madagascan private company which controls 16 sapphire licenses covering an area of 1,487 square kilometres for a consideration of US $640,000 plus legal expenses. On May 26, 2006, the Company completed the agreement.

       b) On June 29, 2006, the Company entered into an agreement to acquire the remaining 49% interest in the Madagascan private company which controls 16 sapphire licenses for a consideration of 490,000 restricted common shares in the company. The Company now owns 100% of the Madagascan private company. The company has no contractual obligations in place with the Madagascan company.

       c) On June 2, 2006 the company granted stock options hitherto reserved as of February 8, 2006, to purchase 2,000,000 shares of Common Stock at $0.50 per share including grants of 500,000 shares to Clive de Larrabeiti, President, 100,000 shares to Michael Smith, Vice President, 50,000 shares to Christopher Davie, Director, and an aggregate of 1,350,000 of such options to other employees and consultants. The options must be exercised within three years from date of grant or the options are null, void and worthless.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2006, included in this report have been audited by Chantrey Vellacott DFK, of London, England. The company filed an 8-K with the SEC, dated July 11, 2006, reporting the change of auditors from Morgan & Company, Chartered Accountants to Chantrey Vellacott DFK.

ITEM 8A. CONTROLS AND PROCEDURES

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB, as at March 31, 2006.

There were significant changes in the Company's internal controls due to the employment of a full time book keeper and Head of Accounting. These were positions that were previously handled on a part time basis. As a result of this change, there are appropriate segregation of duties within the Company as a means of internal control.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

Each of our directors is elected by stockholders for a term of one year and serves until his successor is elected and qualified. Each of our officers is elected by the board of directors for a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. At the time of this report the board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

---------------------------------------- ------------- --------------------------------------
Full Name and Resident Address           Age           Positions
---------------------------------------- ------------- --------------------------------------
Clive de Larrabeiti,                     56            President, Secretary, Treasurer and
South Lodge, Paxhill Park,                             Director
Lindfield, West Sussex, UK,
RH16 2QY
---------------------------------------- ------------- --------------------------------------
Michael Smith                            62            Director
205 Rathmines Road Upper
Dublin 6
Ireland
---------------------------------------- ------------- --------------------------------------
Paul Chung                               48            Director
2020 No. 4 Road,
Richmond, BC, V6X 2L3
---------------------------------------- ------------- --------------------------------------
Christopher Davie (1)                    60            Director
552, Ridgeside Drive, Golden, CO 80401
USA
---------------------------------------- ------------- --------------------------------------

Clive de Larrabeiti, Michael H. Smith and Paul Chung have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

(1) Chris Davie joined the Board of Directors on June 6, 2005 and resigned as of July 20, 2006.

BACKGROUND OF OFFICERS AND DIRECTORS

MR. CLIVE DE LARRABEITI HAS BEEN OUR PRESIDENT, SECRETARY, TREASURER AND MEMBER OF OUR BOARD OF DIRECTORS SINCE THE INCEPTION OF OUR BUSINESS. MR. DE LARRABEITI IS A FULL TIME EMPLOYEE OF THE COMPANY.

Mr. de Larrabeiti has been involved in the finance industry and public equity markets in Europe and North America for 26 years.

From September, 2002, he was a Vice-President and Officer of Miranda Gold Corp., a natural resource company listed on the TSX Venture Exchange (the "TSX") (MAD:TSX) Mr. de Larrabeiti resigned as a Vice-President and Officer of Miranda Gold Corp. effective February 6, 2004.

From September, 2002, he was a corporate consultant with Senate Capital Group, a venture capital company with headquarters in British Columbia, Canada. Mr. de Larrabeiti resigned as a corporate consultant with Senate Capital Group effective February 6, 2004.

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

MR. CHRISTOPHER DAVIE HAS BEEN A MEMBER OF OUR BOARD OF DIRECTORS SINCE JUNE 6, 2005 (resigned as of July 20, 2006.).

Mr Davie is an Associate, Camborne School of Mines and received a Master of Science degree in Mining Engineering at the University of London in 1973. He has over thirty five years of experience in the mining industry and has worked in corporate and project management, mine and plant management, process design and plant construction and general mining.

Mr. Davie is currently also a director of Virgin Metals, a publicly listed North American mining company involved in base metal projects in Mexico.

From 1997 to 2005 he was President and CEO of Queenstake Resources Ltd. and its predecessor companies, Castle Exploration Inc. and Santa Cruz Gold.

From 1994 to 1997 he was the Vice President, Projects for the Castle Group Inc.

From 1992 to 1994 he was self employed as an independent mining consultant.

From 1990 to 1992 he was the manager of construction projects for Sierra Rutile, based in Sierra Leone.

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

Mayfair Mining & Minerals, Inc.
Suite 16,
The Priory
Haywards Heath,
West Sussex, UK
RH16 3LB
UK


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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") from inception of the Company to March 31, 2006, its most recent fiscal year.


                                            SUMMARY COMPENSATION TABLE

                                                                             LONG TERM COMPENSATION
                                                                    -----------------------------------------
                                        ANNUAL COMPENSATION                    AWARDS               PAYOUTS
                                  -------------------------------   ---------------------------  ------------
          (a)              (b)      (c)       (d)         (e)           (f)             (g)           (h)         (i)

                                                                                     SECURITIES
                                                     OTHER ANNUAL   RESTRICTED      UNDERLYING       LTIP      ALL OTHER
NAME AND PRINCIPAL                SALARY     BONUS   COMPENSATION  STOCK AWARD(S)  OPTIONS / SARS   PAYOUTS   COMPENSATION
POSITION [1]              YEAR      ($)       ($)         ($)           ($)             (#)           ($)         ($)
---------------------     ----    ------     ------  ------------  --------------  --------------   -------    ------------
Clive de Larrabeiti       2003       0         0           0             0               0             0           0
President,                2004       0         0           0             0               0             0           0
Secretary-Treasurer &     2005    $35,000      0           0             0            500,000          0           0
Director                  2006    $75,000      0           0             0            500,000          0           0

Michael H. Smith          2005    $25,000      0           0             0            500,000          0           0
Vice President, Director  2006    $60,000      0           0             0            100,000          0           0

Christopher Davie         2005       0         0           0             0            100,000          0           0
Independent Director      2006       0         0           0             0             50,000          0           0

Paul Chung                2005       0         0           0             0             50,000          0           0
Independent Director      2006       0         0           0             0               0             0           0

[1] All compensation received by our officers and directors has been disclosed.

The Company is in the process of finalizing an Employee Stock Option Plan for the benefit of our officers and directors and our employees.

OPTION/SAR GRANTS

The Company has issued, pursuant to the Employee Stock Option plan, the following options to purchase restricted shares of Common Stock, par value $.001 per share, to the following persons as partial consideration for services heretofore rendered to the Company. The options are granted at an option exercise price of US$0.15 per share and must be exercised within three (3) years from date of grant or the options are null, void and worthless:


                  As of March 7, 2005.

                  Clive de Larrabeiti, President- 500,000 shares
                  Michael Smith, Vice President- 500,000 shares
                  Michael Morrison, Legal Counsel- 100,000 shares
                  Claudio Morandi, Corporate Finance Consultant- 100,000 shares Alex Holtermann, Financial and Media Relations- 100,000 shares Paul Chung, Director- 50,000 shares
                  Ron Persaud, Consultant, Advisory Board Member- 50,000 shares



                  As of February 8, 2006.

                  Dany Goreeba, Managing Director, UK - 125,000 Ali Abood, Advisory Board Member - 50,000 Charles Lutyens, Advisory Board Member - 25,000 Christopher Davie, Director - 100,000
                  Earl Young - Advisory Board Member - 100,000

                  As of June 2, 2006.

                  Islee Oliva Salinas, Consultant, UK - 50,000
                  Evelyn YK Lee, Consultant, North America - 50,000 Karen McHugh, Consultant, UK - 50,000
                  Peter Mills, Head of Accounting - 50,000

On June 2, 2006 the company allotted the following Employee Stock Options hitherto reserved, as of February 8, 2006 to the following individuals:-

                  Clive de Larrabeiti, President- 500,000 shares
                  Michael Smith, Vice President- 100,000 shares
                  Michael Morrison, Legal Counsel- 150,000 shares

                  Claudio Morandi, Corporate Finance Consultant- 100,000 shares Dany Goreeba, Managing Director, UK - 100,000
                  Ali Abood, Advisory Board Member - 50,000
                  Christopher Davie, Director - 50,000
                  Earl Young, Advisory Board Member - 500,000
                  Midgaard Capital, Inc. - Consultants, North America - 350,000 Vine Group, Corporate Finance Consultants - 50,000
                  Peter Mills, Head of Accounting - 50,000

The options are granted at an option exercise price of US $0.50 per share and must be exercised within three (3) years from date of grant or the options are null, void and worthless.


LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

COMPENSATION OF DIRECTORS.

The directors did not receive any other compensation for serving as members of the board of directors, other than that disclosed in the Summary Compensation Table. The Board has implemented a plan to award options to directors but at this time there are no contractual arrangements with any member of the board of directors. There are no significant employment agreements with any of the current employees, as of the date of this report.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 31, 2006, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our director and executive officer individually, and our sole director and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

---------------------------------- --------------------------- --------------------------- -------------------------
                                   Amount of Shares and
                                   Nature of Beneficial
Name of Beneficial Owner           Ownership of Shares         Position                    Percentage of Ownership
---------------------------------- --------------------------- --------------------------- -------------------------
Clive de Larrabeiti                5,095,000                   President,                  42%
                                                               Secretary/Treasurer &
                                                               Director
---------------------------------- --------------------------- --------------------------- -------------------------
Michael Smith                      1,000,000                   Director                    8%
---------------------------------- --------------------------- --------------------------- -------------------------
Ali Abood                          1,000,000                   Shareholder                 8%
---------------------------------- --------------------------- --------------------------- -------------------------
Paul Chung                         0                           Director                    0
---------------------------------- --------------------------- --------------------------- -------------------------
Total                              7,095,000
---------------------------------- --------------------------- --------------------------- -------------------------
All Officers and Directors as a    6,095,000                                               50%
Group (2 persons)
---------------------------------- --------------------------- --------------------------- -------------------------

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

EQUITY COMPENSATION PLANS

We currently have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In August 2002, we issued a total of 6,000,000 shares of restricted common stock to Mr. Clive de Larrabeiti and Mr. Michael Smith, officers and directors of the company for the sum of $6,000. We also issued a total of 1,000,000 shares of restricted common stock to Mr. Ali Abood for the sum of $1,000.

Since our inception, Mr. de Larrabeiti advanced demand loans to us in the total sum of $23,611, which were used for organizational, start-up costs, operating capital and offering expenses incurred prior to the completion of the offering. These loans were repaid in full in November, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
REPORTS ON FORM 8-K

A Form 8-K was filed on January 17, 2005.
A Form 8- K was filed on May 31, 2005.
A Form 8-K was filed on June 3, 2005.
A Form 8-K was filed on April13, 2006.
A Form 8-K was filed on June 28, 2006.
A Form 8-K was filed on July 7, 2006.
A Form 8-K was filed on July 20, 2006.

EXHIBITS


         EXHIBIT NO.                 DOCUMENT DESCRIPTION

         3.1*                        Articles of Incorporation.
         3.2*                        Bylaws.
         4.1*                        Specimen Stock Certificate.
         10.1*                       Bill of Sale Absolute
         10.2*                       Statement of Trustee
         10.3*                       Deed
         23.1                        Consent of  Morgan & Company
         31.1                        CERTIFICATIONS PURSUANT TO RULE 13A-14(a)
                                     (SECTION 302 OF SARBANES-OXLEY)
         32.1                        CERTIFICATIONS PURSUANT TO RULE 13A-14(b)
                                     (SECTION 906 OF SARBANES-OXLEY)

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

       for fiscal year of 2005:  $8,000
       for fiscal year of 2006:  $50,000

(2)   Audit Related Fees.
       NIL.

(3)   Tax Fees.
       NIL.

(4)   All Other Fees.
       NIL.

(5) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August , 2006.

                                     MAYFAIR MINING AND MINERALS, INC.
                                     (Registrant)

                                     BY:  /S/ CLIVE DE LARRABEITI
                                          ------------------------------------
                                          Clive de Larrabeiti, President,
                                          Secretary/Treasurer, Principal
                                          Financial Officer and Director

                                     BY:  /S/ PAUL CHUNG
                                          ------------------------------------
                                          Paul Chung

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

         SIGNATURE                          TITLE                    DATE

/S/ CLIVE DE LARRABEITI              President, Secretary/       August 10, 2006
---------------------------     Treasurer, Principal Financial
Clive de Larrabeiti                  Officer and Director


/S/PAUL CHUNG                              Director              August 10, 2006
---------------------------
Paul Chung