Form 10QSB
period 2006-06-30
MAYFAIR MINING & MINERALS INC
filed 2006-09-19
CIK 1211526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________to___________

                        Commission file number 333-102117

                         MAYFAIR MINING & MINERALS, INC.
        (Exact name of small business issuer as specified in its charter)

================================================================================
Nevada                                        45-0487294
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)
================================================================================
The Priory, Haywards Heath, West Sussex, RH16 3LB, UK
(Address of principal executive offices)
================================================================================
44-(1444)-255149
(Issuer's Telephone Number)
================================================================================
(Former name, former address and former fiscal year, if changed since last report)
Former address:-
Paxhill, Park Lane, Lindfield, West Sussex, RH16 2QY, UK.
================================================================================

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

Outstanding as of September 19, 2006: 15,520,000 common shares

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements for the period ended June 30, 2006 have been prepared by the Company.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)


                 FIRST QUARTER CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2006
                                   (UNAUDITED)

                        MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                 (AN EXPLORATION STAGE COMPANY)

                                  CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------
                                                                      JUNE 30        MARCH 31
                                                                       2006            2006
                                                                    (UNAUDITED)
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT
     Cash                                                          $    265,833    $  1,122,532
     Inventory                                                           92,198               -
     Accounts receivable                                                106,813               -
     Prepaid expenses                                                     2,379               -
                                                                   ------------    ------------
                                                                        467,223       1,122,532

PROPERTY AND EQUIPMENT                                                  258,403          58,940
MINERAL PROPERTY INTERESTS                                              716,376          64,286
OTHER ASSETS                                                             16,272               -
                                                                   ------------    ------------

                                                                   $  1,458,274       1,245,758
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                      $    205,006    $    103,952
                                                                   ------------    ------------

MINORITY INTEREST                                                             -           9,218
                                                                   ------------    ------------

TOTAL LIABILITIES                                                       205,006         113,170

SHAREHOLDERS' EQUITY

COMMON STOCK
     Authorized:75,000,000 shares, par value $0.001 per share
     Issued and outstanding:
        15,510,000 shares at June 30, 2006 and
        12,149,000 shares at March 31, 2006                              15,510          12,149
        Common stock subscribed                                          30,000       1,170,500

        Additional paid-in capital                                    4,931,574       1,759,935

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                     (3,723,816)     (1,809,996)
                                                                   ------------    ------------
TOTAL SHAREHOLDERS, EQUITY                                            1,253,268       1,132,588
                                                                   ------------    ------------

                                                                   $  1,458,274    $  1,245,758
===============================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.


                           MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                    (AN EXPLORATION STAGE COMPANY)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                                                            CUMULATIVE
                                                                                           PERIOD FROM
                                                                                            INCEPTION
                                                                                            AUGUST 14
                                                               THREE MONTHS ENDED            2002 TO
                                                                     JUNE 30                 JUNE 30
                                                              2006            2005            2006
------------------------------------------------------------------------------------------------------
SALES                                                    $     50,026               -          50,026

EXPENSES
     Exploration expense                                 $    293,812    $     29,602    $    426,076
     Office and sundry                                         61,689           6,874         161,013
     Organizational costs                                           -               -           1,215
     Professional fees                                         66,856           8,203         235,322
     Salaries                                                  36,960          15,647         122,252
     Stock-based compensation                               1,372,000               -       2,407,000
     Travel                                                    32,558          17,158         153,954
     Mineral property acquisition costs (Note 3)               40,461               -          41,832
     Management fees                                           85,000          41,000         305,736
                                                         ------------    ------------    ------------
                                                            1,989,336         118,484       3,854,400

LOSS FROM OPERATIONS FOR THE PERIOD BEFORE
  MINORITY INTERESTS                                        1,939,310         118,484       3,804,374

MINORITY INTEREST IN LOSS OF SUBSIDIARY                       (25,490)        (12,376)        (80,558)
                                                         ------------    ------------    ------------

NET LOSS FOR THE PERIOD                                  $  1,913,820    $    106,108    $  3,723,816
======================================================================================================

BASIC AND DILUTED NET LOSS PER SHARE                     $      (0.12)   $      (0.01)
======================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              12,687,898      12,083,736
======================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.


                              MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                       (AN EXPLORATION STAGE COMPANY)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (STATED IN U.S. DOLLARS)
                                                (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                                                                 CUMULATIVE
                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                                 AUGUST 14
                                                                    THREE MONTHS ENDED            2002 TO
                                                                          JUNE 30                 JUNE 30
                                                                   2006            2005            2006
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $ (1,913,820)   $   (106,108)   $ (3,723,816)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES
    Stock-based compensation                                     1,372,000               -       2,407,000
    Minority interest in loss of consolidated subsidiary           (25,490)        (12,376)        (80,558)
    Charitable donation of office furniture
                                                                    50,000               -          50,000
CHANGES IN ASSETS AND LIABILITIES:
    Inventory                                                      (92,198)              -         (92,198)
    Accounts receivable                                           (106,813)              -        (109,192)
    Prepaid expenses                                                (2,379)             76
    Accounts payable and accrued liabilities                       101,054           6,864         205,006
                                                              ------------    ------------    ------------
                                                                  (617,646)       (111,544)     (1,343,758)
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                            (484,053)        (19,779)       (542,993)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued                                            215,000          72,500       2,142,000
    Share subscriptions received                                    30,000               -          30,000
    Capital stock issue costs                                            -               -         (19,416)
                                                              ------------    ------------    ------------
                                                                   245,000          72,500       2,152,584
                                                              ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                                   (856,699)        (58,823)        265,833

CASH, BEGINNING OF PERIOD                                        1,122,532         495,745               -
                                                              ------------    ------------    ------------

CASH, END OF PERIOD                                           $    265,833    $    436,922    $    265,883
===========================================================================================================

INTEREST PAID                                                 $          -    $          -    $          -
INCOME TAXES PAID                                             $          -    $          -    $          -
===========================================================================================================
NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock in exchange for acquisition of
office furniture                                              $     50,000    $          -    $     50,000


                                        MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                                 (AN EXPLORATION STAGE COMPANY)

                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                          JUNE 30, 2006
                                                           (UNAUDITED)

                                                                                                      DEFICIT
                                           COMMON STOCK                                             ACCUMULATED
                                   ----------------------------     ADDITIONAL        SHARE          DURING THE
                                                                      PAID-IN      SUBSCRIPTIONS    EXPLORATION
                                      SHARES          AMOUNT          CAPITAL        RECEIVED          STAGE          TOTAL
                                   ------------    ------------    ------------    ------------    ------------    ------------
Shares issued for cash at $0.001      7,000,000    $      7,000    $          -    $          -    $          -    $      7,000
Related party loan payable
  contributed as capital                      -               -          16,536               -               -          16,536
Net loss for the period                       -               -               -               -          (3,291)         (3,291)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2003               7,000,000           7,000          16,536               -          (3,291)         20,245

Related party loan payable
  Contributed as capital                      -               -           7,075               -               -           7,075
Shares issued for cash at $0.10,
  net of share issue costs
  of $19,416                          1,500,000           1,500         129,084               -               -         130,584
Net loss for the year                         -               -               -               -         (31,472)        (31,472)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2004               8,500,000           8,500         152,695               -         (34,763)        126,432

Repayment of related party
  loan contributed as capital                 -               -         (23,611)              -               -         (23,611)
Shares issued for cash at $0.15
                                      3,500,000           3,500         521,500               -               -         525,000
Stock-based compensation                      -               -         659,000               -               -         659,000
Net loss for the year                         -               -               -               -        (801,478)       (801,478)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2005              12,000,000          12,000       1,309,584               -        (836,241)        485,343

Shares issued for cash at $0.50         149,000             149          74,351               -               -          74,500
Share subscriptions received                  -               -               -       1,170,500               -       1,170,500
Stock-based                                   -               -         376,000               -               -         376,000
Compensation
Net loss for the year                                                                                  (973,755)       (973,755)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2006              12,149,000    $     12,149    $  1,759,935    $  1,170,500    $ (1,809,996)   $  1,132,588
                                   ============    ============    ============    ============    ============    ============
Continued
---------

                     The accompanying notes are an integral part of these consolidated financial statements

                                        MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                                 (AN EXPLORATION STAGE COMPANY)

                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                          JUNE 30, 2006
                                                           (UNAUDITED)

                                                                                                      DEFICIT
                                           COMMON STOCK                                             ACCUMULATED
                                   ----------------------------     ADDITIONAL        SHARE          DURING THE
                                                                      PAID-IN      SUBSCRIPTIONS    EXPLORATION
                                      SHARES          AMOUNT          CAPITAL        RECEIVED          STAGE          TOTAL
                                   ------------    ------------    ------------    ------------    ------------    ------------
Continued
---------
Balance, March 31, 2006              12,149,000    $     12,149    $  1,759,935    $  1,170,500    $ (1,809,996)   $  1,132,588

Shares issued for cash at $0.50         430,000             430         214,570                                         215,000
Shares allocated from share
  subscriptions                       2,341,000           2,341       1,168,159      (1,170,500)                              -
Shares issued for acquisition
  of office furniture                   100,000             100          49,900                                          50,000
Shares issued for acquisition
  of subsidiary                         490,000             490         367,010                                         367,500
Share options received                                                                   30,000                          30,000
Stock based compensation                                              1,372,000                                       1,372,000
Net loss for the period                                                                              (1,913,820)    ((1,913,820)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, June 30, 2006               15,510,000    $     15,510    $  4,931,574    $     30,000    $ (3,723,816)   $  1,253,268
                                   ============    ============    ============    ============    ============    ============


                     The accompanying notes are an integral part of these consolidated financial statements.


                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The unaudited financial information in the accompanying financial statements reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2006, has been omitted. The results of operations for the three-month period ended June 30, 2006, are not necessarily indicative of results for the entire year ending March 31, 2007.

2.   NATURE OF OPERATIONS

     a)   Organization

          The Company was incorporated in the State of Nevada, U.S.A., on August 14, 2002.

     b)   Exploration Stage Activities

          The Company has been in the exploration stage since its formation and has only realized revenues from its planned operations in the current quarter. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of commercial minable reserves, the Company expects to actively prepare the site for its extraction and enter a development stage.

     c)   Going Concern

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has accumulated a deficit of $3,723,816 for the period from inception, August 14, 2002, to June 30, 2006, and has sales of $50,026. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


3.   SIGNIFICANT ACCOUNTING POLICIES

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

     The accompanying consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Basis of Consolidation.

          The accompanying consolidated financial statements include the accounts of Mayfair Mining & Minerals, Inc., its wholly-owned subsidiaries Mayfair Mining & Minerals (UK) Ltd. Mayfair Mining & Minerals (Madagascar) and Mayfair Gemstones Ltd, and its 70%-owned subsidiary Mayfair Mining and Minerals (Zambia) Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

     b)   Organizational and Start Up Costs

          Costs of start up activities, including organizational costs, are expensed as incurred.

     c)   Inventory

          Inventory is valued on a production cost basis and consists of stocks of sapphires

     d)   Cash and Cash Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of June 30, 2006 and 2005, cash and cash equivalents consists of cash only.

     e)   Accounts Receivable

          No allowance has been made for doubtful accounts. The Company believes that the receivables are fully collectible.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)   Mineral Property Acquisition Payments and Exploration Costs

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

     g)   Property and Equipment

          Vehicle, equipment and web-site costs are depreciated on a straight-line basis over useful lives ranging from 3 to 8 years.

     h)   Use of Estimates

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

     i)   Foreign Currency Translation

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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     k)   Stock Based Compensation

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

     l)   Environmental Remediation and Reclamation Expenditures

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

     m)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006 and 2005, any outstanding stock equivalents were anti-dilutive so basic and diluted loss per share are the same.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     n)   Financial Instruments

          The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair value.

     o)   Long-Lived Assets Impairment

          Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS . For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. As at June 30, 2006 and 2005, the Company does not believe any adjustment for impairment is required

     p)   Asset Retirement Obligations

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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


4.   RECENT ACCOUNTING PRONOUNCEMENTS

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

          The adoption of EITF No. 04-2 and EITF 04-03 resulted in the Company capitalizing the acquisition costs for mineral properties acquired in 2004 and 2006.

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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


4.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

5.   MINERAL PROPERTY INTERESTS

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

          The Company is required to advance $12,500 of loan proceeds per month but has the right to withdraw further funding obligations at any time if it determines that the project is no longer feasible. As at June 30, 2006, the Company had advanced $349,740 (June 30, 2005 - $77,000).

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


5.   MINERAL PROPERTY INTERESTS (Continued)

     The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest. The mineral properties acquired under the Arrangement have been recorded at an estimated fair value of $64,286.

     Under the terms of the Agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $2,500 each from 1 April 2006. The employment contract is for one year and is automatically renewable each year unless either party provides one month's termination notice. For the year ended June 30, 2006, the company paid $51,000 (June 30, 2005 - $9,000)

     The Agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

     Mayfair Zambia's summarized financial information is as follows:

                                        2006          2005

     Current Assets                  $   17,932    $   12,203
     Non-current assets                 130,568        82,226
                                     ----------    ----------
                                        148,490        94,429
     Inter-company assets                     -        73,000
                                     ----------    ----------
       Total Assets                  $  148,490    $  164,429
                                     ==========    ==========

     Current Liabilities             $        -    $        -
     Non-current liabilities                  -             -
                                     ----------    ----------
                                              -             -
     Inter-company liabilities          350,478         3,000
                                     ----------    ----------
       Total Liabilities             $  350,478    $    3,000
                                     ==========    ==========

     Net revenue                     $        -    $        -
     Net income (loss)               $  (84,966)   $  (41,256)

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


5.   MINERAL PROPERTY INTERESTS (Continued)

     b)   Madagascar

          On April 18, 2006, the Company entered into an agreement to acquire a 51% interest in a Madagascan private company, Union Prospection Miniere which controls 16 sapphire licenses covering an area of 1,487 square kilometres for a consideration of (pound)640,000 plus legal expenses. This was financed from existing cash reserves. On May 26, 2006, the Company completed the agreement.

          On June 29, 2006, the Company entered into an agreement to acquire the remaining 49% interest in the Madagascan private company which controls 16 sapphire licenses for a consideration of 490,000 restricted common shares in the company. The Company now owns 100% of the Madagascan private company. The licences consist of 15 research permits, valid for 10 years and renewable for a further 5 years and 1 exploitation permit, valid for 40 years and renewable for 20 year periods without limit. The company has no contractual obligations in place with the Madagascan company.

          The determination of the purchase price and its allocation to the fair values of the assets acquired and liabilities acquired as reflected in the consolidated financial statements have been based on the Company's valuation. The fair value of the assets and liabilities assumed in the in the acquisition of Union Prospection Miniere are as follows:

          Mineral Property Licences                               652,090
          Accounts receivable                                      60,003
          Property, plant, other assets and equipment             393,860
          Intangible assets                                             9
          Accounts payable and accrued expenses                   (98,462)
                                                              -----------
          Net assets acquired                                   1,007,500
                                                              -----------

          The purchase price allocation is subject to adjustment, as the Company is awaiting additional information related to the fair value of the licences acquired and expects to receive this information no later than nine months following the date of the acquisition.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


5.   MINERAL PROPERTY INTERESTS (Continued)

     Summarized below are the pro forma unaudited results of operations for the three months ended June 30, 2006 as if the results of Union Prospection Miniere were included for the entire period presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

                                                   For the three
                                                   months ended
                                                   June 30, 2006

     Revenue                                       $     50,026
     Net Loss                                      $   (184,271)


6.   ACQUISITIONS

     a.   Mayfair Mining and Minerals (UK) Limited
          On November 17, 2004, the Company acquired all of the issued and outstanding shares of an inactive corporation owned by its principal shareholder by assuming $10 of debt.

     b.   Mayfair Gemstones Limited.
          On February 11, 2005, the Company incorporated Mayfair Gemstones Limited.

     c.   Union Prospection Miniere.
          On April 18, 2006, the Company acquired 51% of Union Prospection Miniere. On June 29, 2006, the Company acquired the remaining 49% and now owns 100% of Union Prospection Miniere.


7.   RELATED PARTY TRANSACTIONS

     During the quarter ended June 30, 2006, the Company paid management fees amounting to $30,000 (June 30, 2005 - $35,000) to two directors. Of this amount, $10,000 (June 30,2005 - $5,000) was outstanding and included in accounts payable and accrued liabilities at June 30, 2006.

     During the quarter ended June 30, 2006, the Company paid management fees amounting to $46,000 (June 30, 2005 - $6,000) to two members of its advisory board. Of this amount $12,000 (June 30, 2005 - $2,000) was outstanding and included in accounts payable and accrued liabilities at June 30, 2006.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)

8.   CAPITAL STOCK

     Common Shares

     During the quarter ended June 30, 2006, the Company issued 2,771,000 shares of common stock for cash at a price of $0.50 per share in a private placement for total proceeds of $1,385,500. Of this amount, $1,170,500 was received in the year ended March 31, 2006.

     During the quarter ended June 30, 2006, the Company issued 100,000 shares of common stock in consideration for $50,000 of office furniture which was donated to Zamcog, which is the coordinating group of sponsors for the development of two schools in Zambia, St. Francis High School, Malole and Robert Shitima School, Kabwe.

     During the quarter ended June 30, 2006, the Company issued 490,000 shares of common stock in consideration for the remaining 49% interest in the Madagascan private company.

     During the quarter ended June 30, 2006, the Company received $30,000 for the take up of 200,000 options to subscribe for shares of common stock at a price of $0.15 per share. At June 30, 2006, these shares had not been issued.

     As of June 30, 2006 there were 108 registered holders of common stock. There were 15,510,000 shares issued of which 13,052,550 are restricted.


9.   STOCK OPTIONS

     During the quarter ended June 30, 2006, the Company granted 200,000 options to purchase restricted shares of common stock to consultants, employees, directors and officers. The options are exercisable at a price of $0.15 until June 1, 2009 and convertible into restricted rule 144 shares, which are restricted from trading for two years.

     During the quarter ended June 30, 2006, the Company granted 2,000,000 options to purchase restricted shares of common stock to consultants, employees, directors and officers. The options are exercisable at a price of $0.50 until June 1, 2009 and convertible into restricted rule 144 shares, which are restricted from trading for two years.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


9.   STOCK OPTIONS (Continued)

     Stock Option transactions are summarized as follows:

                                                                    WEIGHTED
                                                     NUMBER          AVERAGE
                                                       OF           EXERCISE
                                                     SHARES           PRICE
                                                 ----------------------------
     Balance as at March 31, 2006                  1,800,000        $    0.15
     Granted                                         200,000             0.15
     Granted                                       2,000,000             0.50
                                                 ----------------------------
     Balance as at June 30, 2006                   4,000,000        $    0.32
                                                 ============================

     The weighted average fair value per stock option granted during the three months ended June 30, 2006 was $0.64 (June 30, 2005 - $Nil)

     Stock based compensation expense recorded for the quarter ended June 30, 2006 included $ 529,000 for employees, officers and directors, and $ 843,000 for consultants, for a total of $ 1,372,000. The compensation comprised options, all of which were outstanding at June 30, 2006.

     The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted:

     Dividend yield                                               0
     Expected volatility                                         175%
     Risk free interest rate                                    3.25%
     Expected life from the date of grant                      3 years

     Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company's stock options.


10.  INCOME TAXES

     The Company is subject to United States income taxes, and United Kingdom and Zambia income taxes (to the extent of its operations in the United Kingdom, Zambia and Madagascar). The Company had no income tax expense during the reported periods due to net operating losses.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)


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


12.  SEGMENT INFORMATION

The Company operates in one reportable segment, being th exploration of mineral properties, in Zambia and Madagascar


13.  SUBSEQUENT EVENTS

On September 8 2006, the company signed a letter of intent to acquire 100% ownership of a further 61 mining permits covering an area of 381.25 square kilometres in the principal sapphire producing area of Ilakaka in Southern Madagascar. The consideration to be paid for this acquisition is 7,000,000 shares of Common Stock, issued with restrictions under Rule 144 of the Securities Act 1933, as amended, and a cash payment of $250,000.

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

We are an exploration-stage company, and have not yet generated or realized any revenues from our business operations. As of June 30, 2006, we had cash resources of $265,833. We do not know how long this money will last; however, we subjectively estimate it will last for 12 months. It depends on many factors and uncertainties, including the amount of exploration we conduct and the cost thereof. In October of 2002, we acquired the rights to explore the mineral property in British Columbia containing six one unit claims. The property is located in an area where exploration dates from 1891. According to MINDEP Computer Files at the University of British Columbia, silver, lead and zinc were found in the claims adjacent to the property.

On May 10, 2004, the company commissioned an independent geologist to commence Phase 1 of the company's exploration program. This program commenced in September, 2004 and in late January, 2005 the company received the consulting geologist's report on the soil geochemistry and geology of the Silver Stone 1-6 Mineral Claims. The report states, in summary, that a program of soil geochemical sampling with geological observations on a 10.0 km grid was carried out at the Silver Stone claim group. No anomalous values were detected and only several threshold soil values of up 4.0 ppm silver and 69 ppm lead were found. The consulting geologist recommended, in his report dated January 25, 2005 that no additional exploration should be planned for the property. This first phase of the program and report were completed at minimal cost to the Company. . The Company has relinquished its option on this property.

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

The Company allocated US $ 150,000.00 during fiscal 2005 for the purposes of sampling and testing of the bedrock, elluvial and alluvial gold and platinum group metals in Funswe River and Nansenga Stream and also for the re-establishment of production and processing of amethyst in the Mapatizya mining concessions. This work has now been substantially completed and production of gold and amethyst is expected to commence during calendar 2006. The budget for further work on the properties has been increased to $750,000 for the coming year. The Company has established the headquarters of the Zambian subsidiary in Kafue, a town 30 kilometers from Lusaka.

RESULTS OF OPERATIONS

From Inception to June 30, 2006.

In October of 2002, we acquired the rights to explore a mineral property in British Columbia containing six one unit claims.

On May 10, 2004, the company commissioned an independent geologist to commence Phase 1 of the company's exploration program. This program commenced in September, 2004 and in late January the company received the consulting geologist's report on the soil geochemistry and geology of the Silver Stone 1-6 Mineral Claims. The report states, in summary, that a program of soil geochemical sampling with geological observations on a 10.0 km grid was carried out at the Silver Stone claim group. No anomalous values were detected and only several threshold soil values of up 4.0 ppm silver and 69 ppm lead were found. The consulting geologist recommended, in his report dated January 25, 2005 that no additional exploration should be planned for the property. This first phase of the program and report were completed at minimal cost to the company. The Company has relinquished its option on this property

On August 13, 2004 the company was given clearance to trade on the OTC Bulletin Board regulated by the NASD, under the trading symbol "MFMM".

During November 2004 the company completed a private placement equity funding with a number of accredited investors and European institutions for gross proceeds to the company of US $525,000 by the sale of 3,500,000 shares at a price of $0.15 cents. This funding was utilized for working capital requirements for our mining projects in Zambia. Combined with the balance of the funds remaining from our initial public offering of $150,000 and the subsequent private placements completed, we anticipate we will be able to satisfy our cash requirements for the next twelve months. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties, of which there can be no assurance.

The company also placed a further 149,000 shares by a private placement during the previous quarter for gross proceeds of $74,500. Net cash provided by financing activities from inception to June 30, 2006, was $2,152,584 as a result of proceeds received from private placement share subscriptions and share options exercised by employees, consultants and directors.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our total assets were $1,458,274 and our total liabilities were $205,006.

EVENTS DURING THE QUARTER

On April 10, 2006 the company closed a private placement financing for gross proceeds of $1,385,500. The offering consisted of 2,771,000 units at $0.50 cents, comprised of one restricted share of common stock and one warrant to purchase one restricted share of common stock, exercisable at US $0.60 at any time within 2 years of the offering.

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

EVENTS SUBSEQUENT TO THE QUARTER

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

LIQUIDITY AND CAPITAL RESOURCES

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. We further issued 1,500,000 shares during November, 2003 upon the completion of our public offering for the amount of $150,000. We issued 3,500,000 shares during November, 2004 in a private placement for the amount of $525,000 and issued an additional 149,000 shares during the previous quarter for the amount of $74,500. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $23,611, which was used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan was repaid in full from the proceeds of the private placement in November, 2004. As of June 30, 2006 our total assets were $1,458,274 and our total liabilities were $205,006. On April 10, 2006 the company closed a private placement financing for gross proceeds of $1,385,500. The offering consisted of 2,771,000 units at $0.50 cents, comprised of one restricted share of common stock and one warrant to purchase one restricted share of common stock, exercisable at US $0.60 at any time with 2 years of the offering.

Controls and Procedures

In connection with this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Report on Form 10-QSB, as at June 30, 2006.

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

MAYFAIR MINING & MINERALS, INC.

By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
President and Director (who also performs the function of chief financial officer and principal accounting officer)


September 19, 2006