Form 10QSB
period 2006-09-30
MAYFAIR MINING & MINERALS INC
filed 2006-12-11
CIK 1211526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
               For the Quarterly period ended September 30, 2006

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________to___________

                        Commission file number 333-102117
                                               ----------

                         MAYFAIR MINING & MINERALS, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                         45-0487294
------                                         ----------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

The Priory, Haywards Heath, West Sussex, RH16 3LB, UK
-----------------------------------------------------
(Address of principal executive offices)

44-(1444)-255149
----------------
(Issuer's Telephone Number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Former address:-
Paxhill, Park Lane, Lindfield, West Sussex, RH16 2QY, UK.
--------------------------------------------------------------------------------

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

Outstanding as of December 8, 2006: 16,369,000 common shares.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements for the period ended September 30, 2006 have been prepared by the Company.








                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)


                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


                                    MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                             (AN EXPLORATION STAGE COMPANY)

                                          CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------- --------------- ----------------
                                                                                      SEPT 30          MARCH 31
                                                                                       2006              2006
                                                                                    (UNAUDITED)
--------------------------------------------------------------------------------- --------------- ----------------

ASSETS

CURRENT
     Cash                                                                         $    104,972    $   1,122,532
     Inventory                                                                           72,755                 -
     Accounts receivable                                                                 150,050                -
     Prepaid expenses                                                                      2,378                -
                                                                                  --------------- ----------------
                                                                                        330,155         1,122,532

PROPERTY AND EQUIPMENT                                                                  233,504            58,940
MINERAL PROPERTY INTERESTS                                                              716,376            64,286
OTHER ASSETS                                                                                  -                 -
                                                                                  --------------- ----------------

                                                                                  $   1,280,035         1,245,758
================================================================================= =============== ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                     $     373,334   $       103,952
                                                                                  --------------- ----------------

MINORITY INTEREST                                                                             -              9,218
                                                                                  --------------- ----------------

TOTAL LIABILITIES                                                                      373,334           113,170

SHAREHOLDERS' EQUITY

COMMON STOCK
     Authorized:75,000,000 shares, par value $0.001 per share Issued and outstanding:
            15,510,000 shares at September 30, 2006 and
            12,149,000 shares at March 31, 2006                                          15,510            12,149
          Common stock subscribed                                                       140,750         1,170,500

          Additional paid-in capital                                                  4,931,574         1,759,935

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                     (4,181,133)       (1,809,996)
                                                                                  --------------- ----------------
TOTAL SHAREHOLDERS, EQUITY                                                              906,701         1,132,588
                                                                                  --------------- ----------------

                                                                                  $   1,280,035   $     1,245,758
================================================================================= =============== ================

              The accompanying notes are an integral part of these consolidated financial statements.


                                         MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                                  (AN EXPLORATION STAGE COMPANY)

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

---------------------------------------- ------------------ ---------------- ------------------ ----------------- -----------------
                                                                                                                      CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                       INCEPTION
                                                                                                                       AUGUST 14
                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED               2002 TO
                                                     SEPTEMBER 30                          SEPTEMBER 30               SEPTEMBER 30
                                                2006               2005             2006               2005               2006
---------------------------------------- ------------------ ---------------- ------------------ ----------------- -----------------

SALES                                        $     37,971      $         --      $     87,997      $         --      $     87,997
EXPENSES
     Exploration expense                     $    252,591      $      7,479      $    530,131      $     37,081      $    662,395
     Office and sundry                             12,550            26,438            74,239            35,312           173,563
     Organizational costs                              --                --                --                --             1,215
     Professional fees                             73,491            25,025           140,347            33,228           308,813
     Salaries                                      37,154            19,169            74,114            34,816           159,406
     Stock-based compensation                          --                --         1,372,000                --         2,407,000
     Travel                                        29,502            15,048            62,060            32,206           183,456
     Mineral property acquisition
       costs (Note 3)                                  --                --            40,461                --            41,832
     Management fees                               90,000            36,000           175,000            77,000           395,736
                                             ------------      ------------      ------------      ------------      ------------

LOSS FOR THE PERIOD BEFORE MINORITY
  INTERESTS                                      (457,317)         (129,159)       (2,380,355)         (249,643)       (4,245,419)

MINORITY INTEREST IN LOSS OF
  SUBSIDIARY                                           --             5,286            25,490            17,662            64,286
                                             ------------      ------------      ------------      ------------      ------------

NET LOSS FOR THE PERIOD                          (457,317)         (123,873)     $ (2,354,865)     $   (231,981)     $ (4,181,133)
                                             ============      ============      ============      ============      ============

BASIC AND DILUTED (LOSS) PER
  SHARE                                            (0.03)            (0.01)      $     (0.15)      $     (0.02)
                                             ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           15,510,000        12,149,000        13,535,055        12,149,000
                                             ============      ============      ============      ============

                     The accompanying notes are an integral part of these consolidated financial statements.


                                    MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                             (AN EXPLORATION STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                                                                   CUMULATIVE
                                                                                                   PERIOD FROM
                                                                                                    INCEPTION
                                                                       SIX MONTHS ENDED           AUGUST 14 2002
                                                                         SEPTEMBER 30               TO SEPT 30
                                                                    2006             2005              2006
------------------------------------------------------------ ------------------ ----------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                  $(2,354,865)      $  (231,981)      $(4,181,133)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY
  OPERATING ACTIVITIES
    Stock-based compensation                                      1,372,000                --         2,407,000
    Minority interest in loss of consolidated subsidiary            (25,490)          (17,662)          (64,286)
    Charitable donation of office furniture                          50,000                --            50,000
    Amortization                                                         --             1,843                --


CHANGES IN ASSETS AND LIABILITIES:
    Inventory                                                       (72,755)               --           (72,755)
    Accounts receivable                                            (150,050)               --          (150,050)
    Prepaid expenses                                                 (2,378)              150            (2,378)
    Accounts payable and accrued liabilities                        269,382              (766)          373,334
                                                                -----------       -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                              (914,156)         (248,416)       (1,640,268)
                                                                -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                            (459,154)          (21,237)         (518,094)
                                                                -----------       -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                              (459,154)          (21,237)         (518,094)
                                                                -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued                                             215,000            74,500         2,142,000
    Share subscriptions received                                    140,750                --           140,750
    Capital stock issue costs                                            --                --           (19,416)
                                                                -----------       -----------       -----------
NET CASH PROVIDED BY FINANCIAL ACTIVITIES                           355,750            74,500         2,263,334
                                                                -----------       -----------       -----------

NET (DECREASE) INCREASE IN CASH                                  (1,017,560)         (195,153)          104,972

CASH, BEGINNING OF PERIOD                                         1,122,532           495,745                --
                                                                -----------       -----------       -----------

CASH, END OF PERIOD                                             $   104,972       $   300,592       $   104,972
                                                                ===========       ===========       ===========
INTEREST PAID                                                   $        --       $        --       $        --
INCOME TAXES PAID                                               $        --       $        --       $        --
                                                                ===========       ===========       ===========
NON CASH INVESTING AND FINANCING ACTIVITIES


Issuance of stock in exchange for acquisition of equipment      $    50,000       $        --       $    50,000


                                         MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                                  (AN EXPLORATION STAGE COMPANY)

                                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                        SEPTEMBER 30, 2006
                                                            (UNAUDITED)

                                                   COMMON STOCK                                        DEFICIT
                                    -------------------------------------------                      ACCUMULATED
                                                                     ADDITIONAL        SHARE         DURING THE
                                                                      PAID-IN       SUBSCRIPTIONS    EXPLORATION
                                      SHARES          AMOUNT          CAPITAL         RECEIVED          STAGE            TOTAL
                                    -----------     -----------     -----------      -----------     -----------      -----------
Shares issued for cash at
  $0.001                              7,000,000     $     7,000     $        --      $        --     $        --      $     7,000
Related party loan payable
  contributed as capital                     --              --          16,536               --              --           16,536
Net loss for the period                      --              --              --               --          (3,291)          (3,291)
                                    -----------     -----------     -----------      -----------     -----------      -----------

Balance, March 31, 2003               7,000,000           7,000          16,536               --          (3,291)          20,245

Related party loan payable
   Contributed as capital                    --              --           7,075               --              --            7,075
Shares issued for cash at
  $0.10, net of share issue
  costs of $19,416                    1,500,000           1,500         129,084               --              --          130,584
Net loss for the year                        --              --              --               --         (31,472)         (31,472)
                                    -----------     -----------     -----------      -----------     -----------      -----------

Balance, March 31, 2004               8,500,000           8,500         152,695               --         (34,763)         126,432

Repayment of related party
  loan contributed as capital                --              --         (23,611)              --              --          (23,611)

Shares issued for cash at $0.15       3,500,000           3,500         521,500               --              --          525,000
Stock-based compensation                     --              --         659,000               --              --          659,000
Net loss for the year                        --              --              --               --        (801,478)        (801,478)
                                    -----------     -----------     -----------      -----------     -----------      -----------

Balance, March 31, 2005              12,000,000          12,000       1,309,584               --        (836,241)         485,343

Shares issued for cash at
$                          0.50         149,000             149          74,351               --              --           74,500
Share subscriptions received                 --              --              --        1,170,500              --        1,170,500
Stock-based                                  --         376,000
Compensation
Net loss for the year                        --              --         376,000               --        (973,755)        (973,755)
                                    -----------     -----------     -----------      -----------     -----------      -----------

Balance, March 31, 2006
Continued                            12,149,000     $    12,149     $ 1,759,935      $ 1,170,500     $(1,809,996)     $ 1,132,588
                                    ===========     ===========     ===========      ===========     ===========      ===========

                        The accompanying notes are an integral part of these consolidated financial statements


                                         MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                                  (AN EXPLORATION STAGE COMPANY)

                                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                        SEPTEMBER 30, 2006
                                                            (UNAUDITED)


                                                  COMMON STOCK                                        DEFICIT
                                  --------------------------------------------                       ACCUMULATED
                                                                    ADDITIONAL        SHARE          DURING THE
                                                                     PAID-IN       SUBSCRIPTIONS    EXPLORATION
                                     SHARES         AMOUNT           CAPITAL         RECEIVED           STAGE            TOTAL
                                  -----------     -----------      -----------      -----------      -----------      -----------
Continued
---------
Balance, March 31, 2006            12,149,000     $    12,149      $ 1,759,935      $ 1,170,500      $(1,809,996)     $ 1,132,588

Shares issued for cash at
  $0.50                               430,000             430          214,570               --               --          215,000
Shares allocated from share
  subscriptions                     2,341,000           2,341        1,168,159       (1,170,500)              --               --
Shares issued for acquisition
  of office furniture                 100,000             100           49,900               --               --           50,000
Shares issued for acquisition
  of subsidiary                       490,000     $       490          367,010               --               --          367,500
Share options received                     --              --               --           30,000               --           30,000
Stock based compensation                   --              --      $ 1,372,000               --               --        1,372,000
Net loss for the period                    --              --               --               --      $(1,913,820)     $(1,913,820)
                                  -----------     -----------      -----------      -----------      -----------      -----------

Balance, June 30, 2006             15,510,000     $    15,510      $ 4,931,574      $    30,000      $(3,723,816)     $ 1,253,268

Share options received                                                                   93,750                            93,750
Share subscriptions received                                                             17,000                            17,000
Net loss for the period                                                                                 (457,317)        (457,317)
                                  -----------     -----------      -----------      -----------      -----------      -----------

Balance, 30 Sept, 2006             15,510,000          15,510      $ 4,931,574      $   140,750      $(4,181,133)     $   906,701
                                  ===========     ===========      ===========      ===========      ===========      ===========



                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                8

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited financial information in the accompanying financial statements reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2006, has been omitted. The results of operations for the six-month period ended September 30, 2006, are not necessarily indicative of results for the entire year ending March 31, 2007.

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


     Organization

     The Company was incorporated in the State of Nevada, U.S.A., on August 14, 2002.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has only realized revenues from its planned operations in the last two quarters. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of commercial minable reserves, the Company expects to actively prepare the site for its extraction and enter a development stage.


     Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has accumulated a deficit of $4,181,133 for the period from inception, August 14, 2002, to September 30, 2006, and has sales of $87,997. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. Accordingly there is substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


     Organizational and Start Up Costs

     Costs of start up activities, including organizational costs, are expensed as incurred.


     Inventory

     Inventory is valued on a production cost basis and consists of stocks of sapphires.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Cash Equivalents

     Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of September 30, 2006 and 2005, cash and cash equivalents consists of cash only.


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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


     Basic and Diluted Loss Per Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2006 and 2005, any outstanding stock equivalents were anti-dilutive so basic and diluted loss per share are the same.


     Financial Instruments

     The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair value.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Long-Lived Assets Impairment

     Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS . For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. As at September 30, 2006 and 2005, the Company does not believe any adjustment for impairment is required

     p)   Asset Retirement Obligations

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


2.   RECENT ACCOUNTING PRONOUNCEMENTS

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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

2.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

     In September 2006 the FASB issued FASB Statement No. 157, FAIR VALUE MEASUREMENTS (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15. 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48). Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standard (SFAS 109). Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


3.   MINERAL PROPERTY INTERESTS

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

         The Company is required to advance $12,500 of loan proceeds per month but has the right to withdraw further funding obligations at any time if it determines that the project is no longer feasible. As at September 30, 2006, the Company had advanced $388,315 (September 30, 2005 - $77,000).

         The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest. The mineral properties acquired under the Arrangement have been recorded at an estimated fair value of $64,286.

         Under the terms of the Agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $2,500 each from 1 April 2006. The employment contract is for one year and is automatically renewable each year unless either party provides one month's termination notice. For the six months ended September 30, 2006, the company paid $30,000 (September 30, 2005 - $18,000)

         The Agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


3.   MINERAL PROPERTY INTERESTS (Continued)

         Mayfair Zambia's summarized financial information is as follows:

                                                        2006           2005

         Current Assets                              $   1,532      $  18,195
         Non-current assets                            129,898         64,286
                                                     ---------      ---------
                                                       131,430         82,481
         Inter-company assets                               --         50,500
                                                     ---------      ---------
           Total Assets                              $ 131,430      $ 132,981
                                                     =========      =========

         Current Liabilities                         $  16,743      $  63,317
         Non-current liabilities                            --         44,043
                                                     ---------      ---------
                                                        16,743        107,360
         Inter-company liabilities                     386,053          3,000
                                                     ---------      ---------
           Total Liabilities                         $ 402,796      $ 110,360
                                                     =========      =========

         Net revenue                                 $      --      $      --
         Net income (loss)                           $(108,047)     $ (41,212)


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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


3.   MINERAL PROPERTY INTERESTS (Continued)

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

         The determination of the purchase price and its allocation to the fair values of the assets acquired and liabilities acquired as reflected in the consolidated financial statements have been based on the Company's valuation. The fair value of the assets and liabilities assumed in the in the acquisition of Union Prospection Miniere are as follows:

         Mineral Property Licences                          652,090
         Accounts receivable                                 60,003
         Property, plant, other assets and equipment        393,860
         Intangible assets                                        9
         Accounts payable and accrued expenses              (98,462)
                                                         ----------
         Net assets acquired                              1,007,500
                                                         ----------

         The purchase price allocation is subject to adjustment, as the Company is awaiting additional information related to the fair value of the licences acquired and expects to receive this information no later than nine months following the date of the acquisition.

         Summarized below are the pro forma unaudited results of operations for the six months ended September 30, 2006 as if the results of Union Prospection Miniere were included for the entire period presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

                                                                For the six
                                                                months ended
                                                             September 30, 2006
                                                             ------------------

         Revenue                                                 $     87,997
         Net Loss                                                $  (348,481)

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

4.   ACQUISITIONS

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


5.   RELATED PARTY TRANSACTIONS

     During the six months ended September 30, 2006, the Company paid management fees amounting to $85,000 (September 30, 2005 - $60,000) to two directors. Of this amount, $15,000 (September 30,2005 - $5,000) was outstanding and included in accounts payable and accrued liabilities at September 30, 2006.

     During the six months ended September 30, 2006, the Company paid management fees amounting to $72,000 (September 30, 2005 - $17,000) to two members of its advisory board. Of this amount $12,000 (September 30, 2005 - $2,000) was outstanding and included in accounts payable and accrued liabilities at September 30, 2006.

6.   CAPITAL STOCK

     Common Shares

     During the quarter ended September 30, 2006, the Company received $93,750 for the take up of 62,500 options to subscribe for shares of common stock at a price of $0.15 per share. At September 30, 2006, these shares had not been issued.

     During the quarter ended 30 September 2006, the Company received subscriptions for 34,000 shares of common stock for cash at a price of $0.50 per share. At September 30, 2006, these shares had not been issued.

     As of September 30, 2006 there were 108 registered holders of common stock. There were 15,510,000 shares issued of which 13,052,550 are restricted.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

7.   STOCK OPTIONS

         Stock Option transactions are summarized as follows:

                                                           WEIGHTED    WEIGHTED
                                               NUMBER      AVERAGE   REMAINING
                                                 OF        EXERCISE  CONTRACTUAL
                                               SHARES       PRICE        LIFE
                                                          PER SHARE    IN YEARS
                                              ----------------------------------
         Outstanding and exercisable as at
             April, 2006                      1,800,000    $   0.15     2.45
         Granted                                200,000        0.15     2.67
         Granted                              2,000,000        0.50     2.67
                                              ----------------------------------
         Balance as at June 30  2006 and
         September 30, 2006                   4,000,000    $   0.32
                                              ==================================

         The weighted average fair value per stock option granted during the three months ended June 30, 2006 was $0.64 (June 30, 2005 - $Nil)

         Stock based compensation expense recorded for the quarter ended June 30, 2006 included $ 529,000 for employees, officers and directors, and $ 843,000 for consultants, for a total of $ 1,372,000. The compensation comprised options, all of which were outstanding at September 30, 2006.

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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


8.   INCOME TAXES

     The Company is subject to United States income taxes, and United Kingdom and Zambia income taxes (to the extent of its operations in the United Kingdom, Zambia and Madagascar). The Company had no income tax expense during the reported periods due to net operating losses.

     a) A reconciliation of income tax expense to the amount computed at the statutory rates is as follows: 6 Months to Year to

                                                 September 30        March 31
                                                     2006              2006
                                                 -----------       -----------
Loss for the period                               $(2,371,137)     $(1,026,243)

Average statutory tax rate                                35%               35%

Expected income tax provision                       (830,000)         (359,000)

Non-deductible stock based compensation              480,000           131,000

Increase in valuation allowance                      350,000           228,000
                                                 -----------       -----------

 Income tax expense                              $        --       $        --
                                                 ===========       ===========


     b) Significant components of the Company's deferred income tax assets are as follows:

                                                  September 30        March 31
                                                      2006              2006
                                                  -----------       -----------
Total income tax operating loss carry forward     $ 1,838,000       $   830,000

Statutory tax rate                                         35%               35%

Deferred income tax asset                             643,000           290,000

Valuation allowance                                  (643,000)         (290,000)
                                                  -----------       -----------

                                                  $         -       $         -
                                                  ===========       ===========

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

                                                                  EXPIRATION
                                                                   DATE OF
                                                                  INCOME TAX
                                                                  OPERATING
                                                    NET           LOSS CARRY
                                                   LOSS            FORWARDS
                                              ---------------- -----------------
          United States
          -------------
          2003                                $       3,000          2023
          2004                                       32,000          2024
          2005                                      136,000          2025
          2006                                      434,000          2026
          2007                                      808,000          2027

          Zambia
          ------
          2005                                        9,000          2010
          2006                                      175,000          2011
          2007                                      154,000          2012

          United Kingdom
          --------------
          2006                                       41,000            *
          2007                                       38,000            *

          Total income tax operating loss
             carry forward                    $   1,830,000
                                              -------------


* Tax losses incurred in the United Kingdom can be carried forward indefinitely and offset against future profits of the same trade.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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


10.  SEGMENT INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Zambia and Madagascar.

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

We are an exploration-stage company, and have not yet generated or realized any revenues from our business operations. As of September 30, 2006, we had cash resources of $104,972. We expect to raise additional capital through equity private placements, convertible debenture offerings or bank loan facilities which are currently under discussion with a number of interested investors.

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

The Company allocated US $ 150,000.00 during fiscal 2005 for the purposes of sampling and testing of the bedrock, elluvial and alluvial gold and platinum group metals in Funswe River and Nansenga Stream and also for the re-establishment of production and processing of amethyst in the Mapatizya mining concessions. This work has now been substantially completed and production of gold and amethyst has commenced during calendar 2006. The budget for further work on the properties has been increased to $750,000 for the coming year. The Company has established the headquarters of the Zambian subsidiary in Kafue, a town 30 kilometers from Lusaka.

RESULTS OF OPERATIONS

>From Inception to September 30, 2006.

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

The company also placed a further 149,000 units during the fiscal year 2006. The units were issued at a price of $0.50 unit for gross proceeds of $74,500 in a private placement. Each unit consists of one share of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 per share at any time within the next two years. Net cash provided by financing activities from inception to September 30, 2006, was $2,263,334 as a result of proceeds received from private placement share subscriptions and loans from the Company's Director.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, our total assets were $1,280,035 and our total liabilities were $373,334.

EVENTS PRIOR TO THIS QUARTER

On April 10, 2006 the company closed a private placement financing for gross proceeds of $1,385,500. The offering consisted of 2,771,000 units at $0.50 cents, comprised of one restricted share of common stock and one warrant to purchase one restricted share of common stock, exercisable at US $0.60 at any time within 2 years of the offering.

On April 11, 2006, the company announced that Mr. Klaus Fey had been appointed as the Marketing Manager of the company's Zambian subsidiary. Mr. Fey was responsible for the sales and marketing of product for the company's amethyst mining operations. Sadly, on May 24, 2006 Mr. Fey passed away due to an attack of malaria. His duties have been assumed by his assistant and the local management of the Zambian subsidiary.

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

EVENTS DURING THE QUARTER

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

On July 20, 2006, Christopher Davie resigned as a Director of the Company, citing increasing responsibilities in his other ventures. There was no disagreement between the Company and Mr. Davie on any issue.

EVENTS SUBSEQUENT TO THE QUARTER

On October 5, 2006, the following persons exercised their $0.15 cent employee incentive stock options in the following amounts.

Clive de Larrabeiti - 500,000
Dany Goreeba - 125,000
Peter Mills - 50,000
Paul Chung - 50,000
Claudio Morandi - 100,000

There are now 1,175,000 employee incentive stock options remaining to be exercised at $0.15.

On October 16, 2006, Clive de Larrabeiti, the CEO and President of the issuer lent the company $100,000. On November 8th, 2006 Clive de Larrabeiti lent the company a further $39,500.

On November 2, 2006 the company gave notice to The Vine Group that it was terminating the contract between them and the company, effective November 3, 2006, culminating on November 30, 2006.

During November, 2006 the company decided to restructure management of the Madagascan subsidiary and to put in place a comprehensive financing structure and an updated business plan for its sapphire mining operations. This is in furtherance of the Company's proposed efforts to resume mining operations during calendar 2007.

LIQUIDITY AND CAPITAL RESOURCES

We issued 7,000,000 founders shares on August 14, 2002 for the amount of $7,000. We further issued 1,500,000 shares during November, 2003 upon the completion of our public offering for the amount of $150,000. We issued 3,500,000 shares during November, 2004 in a private placement for the amount of $525,000 and issued an additional 149,000 shares during May, 2005 for the amount of $74,500. Since our inception, Mr. de Larrabeiti advanced to us the total sum of $23,611, which was used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan was repaid in full from the proceeds of the private placement in November, 2004. As of September 30, 2006 our total assets were $1,280,035 and our total liabilities were $373,334. On April 10, 2006 the company closed a private placement financing for gross proceeds of $1,385,500. The offering consisted of 2,771,000 units at $0.50 cents, comprised of one restricted share of common stock and one warrant to purchase one restricted share of common stock, exercisable at US $0.60 at any time with 2 years of the offering.

On October 16, 2006, Clive de Larrabeiti, the CEO and President of the issuer lent the company $100,000. On November 8th, 2006 Clive de Larrabeiti lent the company a further $39,500. Negotiations with a number of investment institutions are ongoing and the company expects further investment funding forthcoming within the next months.

CONTROLS AND PROCEDURES

In connection with this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Report on Form 10-QSB, as at September 30, 2006. There were significant changes in the Company's internal controls due to the employment of a full time book keeper and Head of Accounting. These were positions that were previously handled on a part time basis. As a result of this change, there are appropriate segregation of duties within the Company as a means of internal control.




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

REPORTS ON FORM 8-K

A Form 8-K was filed on January 17, 2005.
A Form 8- K was filed on May 31, 2005.
A Form 8-K was filed on June 3, 2005.
A Form 8-K was filed on April 13, 2006.
A Form 8-K was filed on June 28, 2006.
A Form 8-K was filed on July 7, 2006.
A Form 8-K was filed on July 20, 2006.
A Form 8-K was filed on September 14, 2006.
A Form 8-K was filed on October 4, 2006.



SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 8, 2006


MAYFAIR MINING & MINERALS, INC.

BY: /S/ CLIVE DE LARRABEITI
    --------------------------------
Clive de Larrabeiti
President and Director
(who also performs the function of chief financial officer and principal accounting officer)

I, Clive de Larrabeiti, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mayfair Mining & Minerals, Inc., for the period ended September 30, 2006.

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

5. As the registrant's sole certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature)  /s/ "Clive de Larrabeiti"
             -----------------------------------------
             Clive de Larrabeiti
(Title)      President, Chief Executive Officer and Director
(Date)       December 8, 2006

Item 7.
-------

SIGNATURES
----------

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

December 8, 2006