Form 10QSB
period 2006-12-31
MAYFAIR MINING & MINERALS INC
filed 2007-07-31
CIK 1211526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2006

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

South Lodge, Paxhill Park, Lindfield, West Sussex, RH16 2QY, UK
---------------------------------------------------------------
(Address of principal executive offices)

44-(1444)-220210
----------------
(Issuer's Telephone Number)

The Priory, Haywards Heath, West Sussex, RH16 3LB, UK
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
Outstanding as of July 30, 2007: 16,369,000 common shares.

                           FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are not based on historical fact and that involve predictions of future events based on assessments of certain risks, developments, and uncertainties. Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend", "continue", or "believe", or the negatives or other variations of these terms or comparable terminology. Forward looking statements may include projections, forecasts, or estimates of future performance. Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made. Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual factors, developments, and events may differ materially from those assumed. Such uncertainties, contingencies, and developments, including those discussed in Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operations, could cause our future operating results to differ materially from those set forth in any forward looking statement. Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not be materially lower than those that may be estimated.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The following interim unaudited financial statements for the period ended December 31, 2006 have been prepared by the Company.










                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)


                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          INTERIM FINANCIAL STATEMENTS


                                DECEMBER 31, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                                    MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                             (AN EXPLORATION STAGE COMPANY)

                                          CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
                                                                                 DECEMBER 31          MARCH 31
                                                                                    2006
                                                                                 (UNAUDITED)            2006
--------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                                    $          12,032    $     1,122,532
     Accounts receivable                                                               144,070                  -
     Prepaid expenses                                                                    2,358                  -
                                                                             ----------------------------------------
TOTAL CURRENT ASSETS                                                                   158,460          1,122,532

PROPERTY AND EQUIPMENT                                                                 192,256             58,940
MINERAL PROPERTY INTERESTS                                                             716,376             64,286

                                                                             ----------------------------------------
                                                                             $       1,067,092          1,245,758
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                          506,824            101,952
     Related party payable                                                   $          23,000    $         2,000
                                                                             ----------------------------------------
                                                                                       529,824            103,952


MINORITY INTEREST                                                                            -              9,218
                                                                             ----------------------------------------

TOTAL LIABILITIES                                                                      529,824          113,170
                                                                             ----------------------------------------
SHAREHOLDERS' EQUITY

COMMON STOCK
     Authorized:75,000,000 shares , par value $0.001 per share Issued and outstanding:
          16,365,000 common shares at December 31, 2006 and
          12,149,000 common shares at March 31, 2006                                    16,365             12,149

         Common stock subscribed                                                             -          1,170,500
        Additional paid-in capital                                                   5,071,469          1,759,935

DEFICIT ACCUMULATED DURING EXPLORATION STAGE                                        (4,550,566)        (1,809,996)
                                                                             ----------------------------------------
TOTAL SHAREHOLDERS EQUITY                                                              537,268          1,132,588
                                                                             ----------------------------------------

                                                                             $       1,067,092    $     1,245,758
=====================================================================================================================

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


                                         MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                                  (AN EXPLORATION STAGE COMPANY)

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     CUMULATIVE
                                                                                                                     PERIOD FROM
                                                                                                                      INCEPTION
                                                                                                                      AUGUST 14
                                              THREE MONTHS ENDED                     NINE MONTHS ENDED                 2002 TO
                                                 DECEMBER 31                            DECEMBER 31                  DECEMBER 31
                                            2006               2005               2006               2005               2006
------------------------------------------------------------------------------------------------------------------------------------
SALES                                 $        12,195     $            -    $         100,192   $             -    $        100,192

EXPENSES
     Exploration expense              $       146,266     $       27,127    $         676,397   $        64,208    $        808,661
     Office and sundry                         28,883              7,079              103,122            42,441             202,446
     Organizational costs                           -                  -                    -                 -               1,215
     Professional fees                         39,887              8,818              180,234            42,046             348,700
     Salaries                                  38,776             18,964              112,890            53,780             198,182
     Stock-based compensation                       -                  -            1,372,000                 -           2,407,000
     Travel                                    37,816             15,074               99,876            47,230             221,272
     Mineral property acquisition
       costs (Note 3)                               -                  -               40,461                 -              41,832
     Management fees                           90,000             36,000              265,000           113,000             485,736
                                      ----------------------------------------------------------------------------------------------

LOSS FOR PERIOD BEFORE MINORITY
  INTERESTS                                  (369,433)          (113,062)          (2,749,788)         (362,705)         (4,614,852)

MINORITY INTEREST LOSS OF
  SUBSIDIARY                                        -             11,228                9,218            28,891              64,286
                                      ----------------------------------------------------------------------------------------------

NET LOSS FOR PERIOD                   $      (369,433)    $     (101,834)   $      (2,740,570)  $      (333,814)   $     (4,550,566)
====================================================================================================================================
BASIC DILUTED (LOSS) PER
  SHARE                               $         (0.02)    $        (0.01)   $           (0.17)  $         (0.03)
=================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                       16,635,000         12,149,000           14,686,006        12,128,276
=================================================================================================================

                     The accompanying notes are an integral part of these consolidated financial statements.


                                    MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                             (AN EXPLORATION STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                          CUMULATIVE
                                                                                                         PERIOD FROM
                                                                                                           INCEPTION
                                                                            NINE MONTHS ENDED            AUGUST 14 2002
                                                                               DECEMBER 31                 TO DEC 31
                                                                          2006               2005             2006
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                        $(2,740,570)      $  (333,814)      $(4,550,566)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY
  OPERATING ACTIVITIES
    Stock-based compensation                                            1,372,000                --         2,407,000
    Minority interest in loss of consolidated subsidiary                   (9,218)          (28,891)          (64,286)
     Charitable donation of office furniture                               50,000                --            50,000
     Amortization                                                              --             3,381                --
CHANGES IN ASSETS AND LIABILITIES:
    Accounts receivable                                                  (144,070)               --          (144,070)
     Prepaid expenses                                                      (2,358)              225            (2,358)
     Accounts payable and accrued liabilities                             425,872             3,299           529,824
                                                                      -------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,048,344)         (355,800)       (1,774,456)
                                                                      -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (417,906)          (37,462)         (476,846)
                                                                      -------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (417,906)          (37,462)         (476,846)
                                                                      -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued                                                  355,750            74,500         2,282,750
     Share subscriptions received                                              --           140,000                --
     Capital stock issue costs                                                 --                --           (19,416)
                                                                      -------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 355,750           214,500         2,263,334
                                                                      -------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                        (1,110,500)         (178,762)           12,032

CASH, BEGINNING OF PERIOD                                               1,122,532           495,745                --
                                                                      -------------------------------------------------

CASH, END OF PERIOD                                                   $    12,032       $   316,983       $    12,032
=======================================================================================================================
INTEREST PAID                                                         $        --       $        --       $        --
INCOME TAXES PAID                                                     $        --       $        --       $        --
=======================================================================================================================

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock in exchange for acquisition of equipment            $    50,000       $        --       $    50,000


                                         MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                                  (AN EXPLORATION STAGE COMPANY)

                                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                         DECEMBER 31, 2006
                                                            (UNAUDITED)


                                                 COMMON STOCK                                            DEFICIT
                                 ---------------------------------------------                         ACCUMULATED
                                                                 ADDITIONAL           SHARE             DURING THE
                                                                  PAID-IN         SUBSCRIPTIONS        EXPLORATION
                                     SHARES         AMOUNT        CAPITAL           RECEIVED              STAGE             TOTAL
                                 --------------------------------------------------------------------------------------------------
Shares issued for cash at
$0.001                                7,000,000     $     7,000     $        --      $        --     $        --      $     7,000
Related party loan payable
  contributed as capital                     --              --          16,536               --              --           16,536
Net loss for the period                      --              --              --               --          (3,291)          (3,291)
                                    -----------------------------------------------------------------------------------------------
Balance, March 31, 2003               7,000,000           7,000          16,536               --          (3,291)          20,245

Related party loan payable
   Contributed as capital                    --              --           7,075               --              --            7,075
Shares issued for cash at
  $0.10, net of share issue
  costs of $19,416                    1,500,000           1,500         129,084               --              --          130,584
Net loss for the year                        --              --              --               --         (31,472)         (31,472)
                                    -----------------------------------------------------------------------------------------------

Balance, March 31, 2004               8,500,000           8,500         152,695               --         (34,763)         126,432

Repayment of related party
  loan contributed as capital                --              --         (23,611)              --              --          (23,611)

Shares issued for cash at $0.15       3,500,000           3,500         521,500               --              --          525,000
Stock-based compensation                     --              --         659,000               --              --          659,000
Net loss for the year                        --              --              --               --        (801,478)        (801,478)
                                    -----------------------------------------------------------------------------------------------

Balance, March 31, 2005              12,000,000          12,000       1,309,584               --        (836,241)         485,343

Shares issued for cash at
$0.50                                   149,000             149          74,351               --              --           74,500
Share subscriptions received                 --              --              --        1,170,500              --        1,170,500
Stock-based                                  --         376,000
Compensation
Net loss for the year                        --              --         376,000               --        (973,755)        (973,755)
                                    -----------------------------------------------------------------------------------------------
Balance, March 31, 2006
Continued                            12,149,000     $    12,149     $ 1,759,935      $ 1,170,500     $(1,809,996)     $ 1,132,588
                                                                                                                      ===========
                         The accompanying notes are an integral part of these consolidated financial statements


                                         MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                                                  (AN EXPLORATION STAGE COMPANY)

                                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                         DECEMBER 31, 2006
                                                            (UNAUDITED)


                                                 COMMON STOCK                                            DEFICIT
                                 ---------------------------------------------                         ACCUMULATED
                                                                 ADDITIONAL           SHARE             DURING THE
                                                                  PAID-IN         SUBSCRIPTIONS        EXPLORATION
                                     SHARES         AMOUNT        CAPITAL           RECEIVED              STAGE             TOTAL
                                 --------------------------------------------------------------------------------------------------
Continued
---------
Balance, March 31, 2006             12,149,000    $     12,149    $  1,759,935   $  1,170,500      $ (1,809,996)     $  1,132,588

Shares issued for cash at
$0.50                                  430,000             430         214,570                                            215,000
Shares allocated from share
  subscriptions                      2,341,000           2,341       1,168,159     (1,170,500)                                 --
Shares issued for acquisition
  of office furniture                  100,000             100          49,900                                             50,000
Shares issued for acquisition
  of subsidiary                        490,000             490         367,010                                            367,500
Share options received                                                                 30,000                              30,000
Stock based compensation                                             1,372,000                                          1,372,000
Net loss for the period                                                                              (1,913,820)       (1,913,820)
                                   -----------------------------------------------------------------------------------------------
Balance, June 30, 2006              15,510,000    $     15,510    $  4,931,574   $     30,000      $ (3,723,816)     $  1,253,268

Share options received                                                                 93,750                              93,750
Share subscriptions received                                                           17,000                              17,000
Net loss for the period                                                                                (457,317)         (457,317)
                                   -----------------------------------------------------------------------------------------------


Balance, 30 Sept, 2006              15,510,000    $     15,510    $  4,931,574   $    140,750      $ (4,181,133)          906,701

Shares allocated from share
  subscriptions                        855,000             855         139,895       (140,750)                                 --

Net loss for the period                                                                                (369,433)         (369,433)

                                   -----------------------------------------------------------------------------------------------
Balance, December 31, 2006          16,365,000          16,365     5,071,469               --        (4,550,566)          537,268
                                    ==============================================================================================


                        The accompanying notes are an integral part of these consolidated financial statements.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                   (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements of Mayfair Mining & Minerals, Inc. and Subsidiaries (the "Company") have been prepared with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all of the information and notes necessary for comprehensive consolidated financial statements.

     The unaudited financial information in the accompanying financial statements reflects all adjustments, based on management's estimates, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2006, has been omitted. The results of operations for the six-month period ended December 31, 2006, are not necessarily indicative of results for the entire year ending March 31, 2007.

     As further described in note 3, the Company does not have an independent valuation for the assets and liabilities assumed in the acquisition of Union Prospection Miniere. Accordingly, the recorded amounts of the purchase price allocation is subject to further adjustment, as the Company is awaiting additional information related to the fair value of the licences acquired. Accordingly, the values assigned are based on the estimated values for assets and liabilities assumed relating to mineral property licences, accounts receivable, property plant and equipment, intangible assets and accounts payable and accrued expenses. The Company initially expected to receive this information no later than twelve months following the date of the acquisition. However, difficulties in identifying a qualified valuation specialist has delayed this process. The Company recently retained a valuation specialist and expects to complete the evaluation by August 2007. The accompanying financial statements do not reflect any adjustment that may result from the outcome of the valuation report, should any adjustment be required.

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

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                   (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


     Organization

     The Company was incorporated in the State of Nevada, U.S.A., on August 14, 2002.


     Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has realized minimal revenues from its planned operations in the last three quarters. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of commercial minable reserves, the Company expects to actively prepare the site for its extraction and enter a development stage.


     Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has accumulated a deficit of $4,550,566 and a working capital deficiency of $371,364 at December 31, 2006, and has had continuous net losses since inception, including a net loss of $369,433 and $2,740,570 during the three and nine months ended December 31, 2006, respectively. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. Accordingly there is substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                   (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Organizational and Start Up Costs

     Costs of start up activities, including organizational costs, are expensed as incurred.


     Cash and Cash Equivalents

     Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2006 and 2005, cash and cash equivalents consists of cash only.


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

                                DECEMBER 31, 2006
                                   (UNAUDITED)

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


     Stock Based Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004) - "Stock Based Payment" to account for stock based transactions with employees, officers, directors, and outside consultants. Accordingly, the fair value of stock options is charged to operations or resource property costs as appropriate, with an offsetting credit to contributed surplus. The fair value of stock options which vest immediately is recorded at the date of grant; the fair value of options which vest in future is recognized on a straight-line basis over the vesting period. Any consideration received on exercise of stock options together with the related portion of contributed surplus is credited to share capital.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                   (UNAUDITED)


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


     Basic and Diluted Loss Per Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006 and 2005, any outstanding stock equivalents were anti-dilutive so basic and diluted loss per share are the same.


     Financial Instruments

     The carrying amounts of all financial instruments, reflected in the accompanying financial statements, approximate their fair value.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                   (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Long-Lived Assets Impairment

     Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS . For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. As at December 31, 2006 and 2005, the Company does not believe any adjustment for impairment is required


     Asset Retirement Obligations

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

                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

         The Company is required to advance $12,500 of loan proceeds per month but has the right to withdraw further funding obligations at any time if it determines that the project is no longer feasible. As at December 31, 2006, the Company had advanced $425,579 (December 31, 2005 - $143,725).

         The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest. The mineral properties acquired under the Arrangement have been recorded at an estimated fair value of $64,286.

         Under the terms of the Agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $2,500 each from 1 April 2006. The employment contract is for one year and is automatically renewable each year unless either party provides one month's termination notice. For the nine months ended December 31, 2006, the Company paid $45,000 (December 31, 2005 - $27,000)

         The Agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                   (UNAUDITED)


3.   MINERAL PROPERTY INTERESTS (Continued)

         Mayfair Zambia's summarized financial information is as follows:

                                          2006          2005

         Current Assets                $     169     $   9,877
         Non-current assets              125,094       127,603
                                       ---------     ---------
                                         125,263       127,480
         Inter-company assets                 --         6,275
                                       ---------     ---------
           Total Assets                $ 125,263     $ 133,755
                                       =========     =========

         Current Liabilities           $  20,743     $      --
         Non-current liabilities              --        32,815
                                       ---------     ---------
                                          20,743        32,815
         Inter-company liabilities       425,579         3,000
                                       ---------     ---------
           Total Liabilities           $ 446,322     $  35,815
                                       =========     =========

         Net revenue                   $      --     $      --
         Net income (loss)             $ ( 155,568)  $ (41,212)



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

                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

         The determination of the purchase price and its allocation to the fair values of the assets acquired and liabilities acquired as reflected in the consolidated financial statements have been based on the management's estimate (see Note 1). The estimated fair value of the assets and liabilities assumed in the in the acquisition of Union Prospection Miniere are as follows:

         Mineral Property Licences                                      652,090
         Accounts receivable                                             60,003
         Property, plant, other assets and equipment                    393,860
         Intangible assets                                                    9
         Accounts payable and accrued expenses                          (98,462)
                                                                  --------------
         Net assets acquired                                          1,007,500
                                                                  --------------

         The purchase price allocation is subject to adjustment, as the Company is awaiting additional information related to the fair value of the licences acquired. The Company expected to receive this information no later than twelve months following the date of the acquisition. However, difficulties in identifying a qualified valuation specialist has delayed this process. The Company recently retained a valuation specialist and expects to complete the evaluation by August 2007. (see
         Note 1)

         Summarized below are the pro forma unaudited results of operations for the nine months ended December 31, 2006 as if the results of Union Prospection Miniere were included for the entire period presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

                                                                For the nine
                                                                months ended
                                                              December 31, 2006

         Revenue                                                $   100,082
         Net Loss                                               $  (455,316)

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                   (UNAUDITED)

4.   ACQUISITIONS

     a)  Mayfair Mining and Minerals (UK) Limited
         On November 17, 2004, the Company acquired all of the issued and outstanding shares of an inactive corporation owned by its principal shareholder by assuming $10 of debt.

     b)  Mayfair Gemstones Limited.
         On February 11, 2005, the Company incorporated Mayfair Gemstones
         Limited.

     c)  Union Prospection Miniere.
         On April 18, 2006, the Company acquired 51% of Union Prospection Miniere. On June 29, 2006, the Company acquired the remaining 49% and now owns 100% of Union Prospection Miniere.


5.   RELATED PARTY TRANSACTIONS

     During the nine months ended December 31, 2006, the Company paid management fees amounting to $130,000 (December 31, 2005 - $95,000) to two directors. Of this amount, $25,000 (December 31,2005 - $5,000) was outstanding and included in accounts payable and accrued liabilities at December 31, 2006.

     During the nine months ended December 31, 2006, the Company paid management fees amounting to $108,000 (December 31, 2005 - $23,000) to two members of its advisory board. Of this amount $23,000 (December 31, 2005 - $2,000) was outstanding and included in accounts payable and accrued liabilities at December 31, 2006.

6.   CAPITAL STOCK

     Common Shares

     As of December 31, 2006 there were 110 registered holders of common stock. There were 16,365,000 shares issued of which 13,772,550 are restricted.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                   (UNAUDITED)

7.    STOCK OPTIONS

         Stock Option transactions are summarized as follows:

                                                                              WEIGHTED
                                                                NUMBER         AVERAGE        WEIGHTED
         CONTRACTUAL                                              OF          EXERCISE       REMAINING
                                                                SHARES          PRICE          LIFE
                                                                              PER SHARE       IN YEARS
                                                            --------------------------------------------
         Outstanding and exercisable as at April1, 2006       1,800,000      $    0.15          2.45
         Granted                                                200,000           0.15          2.67
         Granted                                              2,000,000           0.50          2.67
         Exercised                                              825,000           0.15
                                                            --------------------------------------------
         Balance as at December 31, 2006                      3,175,000      $    0.32
                                                            ============================================

         No stock options were granted during the three months ended December 31, 2006.

         The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted:

        Dividend yield                                                   0
        Expected volatility                                             175%
        Risk free interest rate                                        3.25%
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

                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

     a) A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:


                                                 9 MONTHS TO           Year to
                                                 DECEMBER 30          March 31
                                                    2006                2006
                                                -------------------------------
     Loss for the period                        $(2,740,570)      $(1,026,243)

     Average statutory tax rate                         35%               35%

     Expected income tax provision                 (965,000)         (359,000)

     Non-deductible stock based compensation        480,000           131,000

     Increase in valuation allowance                485,000           228,000
                                                -------------------------------

      Income tax expense                        $       --        $       --
                                                ===============================


     b) Significant components of the Company's deferred income tax assets are as follows:

                                                     DECEMBER 31      March 31
                                                         2006           2006
                                                   -----------------------------

     Total income tax operating loss carry forward $   2,224,000   $    830,000

     Statutory tax rate                                      35%            35%

     Deferred income tax asset                           778,000        290,000

     Valuation allowance                                (778,000)      (290,000)
                                                   -----------------------------

                                                   $          --   $         --
                                                   =============================

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                            (STATED IN U.S. DOLLARS)


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

                                                                     EXPIRATION
                                                                      DATE OF
                                                                     INCOME TAX
                                                                     OPERATING
                                                           NET       LOSS CARRY
                                                          LOSS        FORWARDS
                                                     -------------- ------------
     United States
     -------------
     2003                                            $       3,000      2023
     2004                                                   32,000      2024
     2005                                                  136,000      2025
     2006                                                  434,000      2026
     2007                                                  991,000      2027

     Zambia
     ------
     2005                                                    9,000      2010
     2006                                                  175,000      2011
     2007                                                  202,000      2012

     United Kingdom
     --------------
     2006                                                   41,000      *
     2007                                                   62,000      *

     Total income tax operating loss carry forward   $   2,085,000
                                                     -------------



* Tax losses incurred in the United Kingdom can be carried forward indefinitely and offset against future profits of the same trade.

                MAYFAIR MINING & MINERALS, INC. AND SUBSIDIARIES
                         (AN EXPLORATION STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.

Some discussions in this report include a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, plan, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions, especially since we are engaged in the mining industry, one fraught with uncertainties and risks of operations.

We are an exploration-stage Company, and have not yet generated or realized any revenues from our business operations. As of December 31, 2006, we had cash resources of $12,032. We will seek to raise additional capital through equity private placements, convertible debenture offerings or bank loan facilities which are currently under discussion with various investors.

In October of 2002, we acquired the rights to explore the mineral property in British Columbia containing six one-unit claims. The property was located in an area where exploration dates from 1891. According to MINDEP Computer Files at the University of British Columbia, silver, lead and zinc were found in the claims adjacent to the property.

On May 10, 2004, the Company commissioned an independent geologist to commence Phase 1 of the Company's exploration program. This program commenced in September, 2004 and in late January, 2005 the Company received the consulting geologist's report on the soil geochemistry and geology of the Silver Stone 1-6 Mineral Claims. The report states, in summary, that a program of soil geochemical sampling with geological observations on a 10.0 km grid was carried out at the Silver Stone claim group. No anomalous values were detected and only several threshold soil values of up 4.0 ppm silver and 69 ppm lead were found. The consulting geologist recommended, in his report dated January 25, 2005 that no additional exploration should be planned for the property. This first phase of the program and report were completed at minimal cost to the Company. The Company relinquished all its rights and interests in this property in 2005.

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

The Company allocated US $ 150,000.00 during fiscal 2005 for the purposes of sampling and testing of the bedrock, elluvial and alluvial gold and platinum group metals in Funswe River and Nansenga Stream and also for the re-establishment of production and processing of amethyst in the Mapatizya mining concessions. This work has now been substantially completed and production of gold and amethyst has commenced during calendar 2006. The budget for further work on the properties has been increased to $750,000 for the calendar year 2007, and the Company is seeking to raise capital for this project. The Company has established the headquarters of its Zambian subsidiary in Kafue, a town 30 kilometers from Lusaka.


THE YEAR 2006 IN REVIEW

The Company wishes to review, for the benefit of the shareholders, the events and corporate progress the Company has made during the last calendar year.

With two of its properties in production and an excellent exploration project in Southern Zambia, as well as the acquisition of a portion of the multi-colored sapphire fields in Southern Madagascar, the Company believes it is well positioned to make corporate progress over the coming year, given adequate funding. Of course, there is no assurance that such funding will be available as and when required, or on terms or conditions acceptable to the Company.

Zambia


In Zambia, the Company holds three mining projects. The most advanced project is the Mapatizya Amethyst mining operation, which encompasses over 600 hectares located in the Kalomo District of Zambia, approximately 415 kilometres from Kafue. Mapatizya is the principal Amethyst mining area in Zambia. Mayfair Mining's concessions surround the property of Kariba Minerals, which hosts the largest Amethyst producing mine in Zambia. During the last year, the Company purchased most of the equipment necessary to commence mining activities and this work is proceeding smoothly. Our local partners have also commenced tunnelling operations on one of the Company's four licenses in a potentially high grade, gem quality Amethyst area, as they have already received interest from buyers in China for these and other grades of Amethyst stones. Although we are optimistic that our operations will generate net revenues in the near future, we have not realized any to date.

Our second project, the Funzwe River license, covers an area of approximately 70 square kilometres located approximately 30 kilometres to the northwest of Kafue. Substantially all of the equipment required to commence our planned sampling and processing of materials containing various quantities and qualities of the alluvial gold in the Funzwe River Basin is now in place. The season has been spent in trial mining and bulk sampling of the alluvial gold using a 2 ton per hour Goldfields Engineering Jig. This work has demonstrated the auriferous nature of the basal gravels on the Funzwe River alluvial material and a stock pile in excess of 25 tons of gold-bearing concentrate has been accumulated. The grade of the concentrate, as assayed by the University of Zambia geo-chemical analytical laboratory, in the existing stock pile is between 20 and 340 grams per ton gold and 60 to 177 grams per ton palladium. The Company believes that the alluvial gold deposit can be worked economically. The Company now intends to sell the stockpiled gold concentrate to the Rand Refinery in South Africa and elsewhere. The Company recently purchased a shaker table for use at the Kafue Depot during the rainy season and the plan is to use it to extract the gold into a product more acceptable to the Refineries.

Our third project in Zambia is the Nansenga Stream license, which covers an area of approximately 20 square kilometres adjacent to the Great North Road, approximately 30 kilometres south of Kafue. This project, which is completely surrounded by major mining companies, is highly prospective for gold with visible gold and a number of nuggets identified in the river gravels. We have not yet commenced any work on this property.


MADAGASCAR

During the past year, the Company also announced that it had acquired 100% of the outstanding shares of Union Prospection Miniere (UPM), a Madagascan private limited Company, in a cash and share transaction. A comprehensive business plan was drafted outlining the corporate direction and development of the Company's goals in Madagascar. These proposed activities included the acquisition of additional precious metal and mineral mining claims for exploration and development, further development and funding to implement production at the Company's Benahy-Imaloto or Ampasimamitaka sapphire mine, further exploration of the Company's other properties and the establishment of gold and gemstone buying offices in the main towns around the coast of Madagascar. However, the Company's operations in Madagascar are currently on hold pending additional funding and the addition of the required management and geological expertise to effectively and efficiently run the Company's proposed mining operations.

ADMINISTRATION

Due to the fact that the Company's operations in Africa grew so rapidly during the last year and the fact that the Company's administrative offices are based in the UK, it was felt that a move to a UK-based SEC-qualified auditor was necessary and appropriate. The Company was fortunate to appoint Chantrey Vellacott DFK as the Company's UK auditors. Accounting infrastructure, both in Zambia and in the UK, has now been augmented in an attempt to ensure that all necessary controls and procedures are in place. However, further delays to the Company's subsequent filings with the SEC were experienced due to financial reporting difficulties and delays encountered in Zambia and Madagascar, resulting in an inability to reconcile the accounts in time to meet the necessary filing deadlines. Unfortunately, this resulted in the delisting of the Company's shares from the OTCBB and relegation to the Pink Sheets market for a period of one year or until the Company's filings are current, commencing November 30, 2006.

PUBLICITY

During the year, the Company was approached, completely unsolicited, by Sonja Still, a German TV Producer and Director who wished to film a documentary focused on the Company's amethyst mining operations in Zambia.

The documentary was produced by ARTE in cooperation with Bayerischer Rundfunk, a broadcasting Company, a member of the ARD, which encompasses all of the broadcasting stations in Germany. ARTE is one of Germany's most popular TV channels. The program was aired in German and French, and aired in France.

The documentary is focused on Mayfair's Amethyst mining operations in the Mapatizya district near Lake Kariba and features the actual mining of the stones as well as the sorting, sawing, knocking and grading of the final product and packaging for shipment to foreign markets at the Company's depot in Kafue, south of Lusaka. The principals of Mayfair Mining & Minerals, Zambia were interviewed and the Company and its depot were featured in the program, which was aired on May 31, 2007 and again on June 7, 2007.

The Company continues to pursue its goal of social responsibility and hopes to add social benefits to the areas of our operations in Zambia and Madagascar. These planned benefits to the local populations, in terms of employment and infrastructure, could be considerable and we intend to continue to contribute, as, when and where the Company can do so, to local social programs, and to continue to build our government relationships within these resource rich countries.

RESULTS OF OPERATIONS

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

The Company issued an additional 149,000 units during the fiscal year 2006. The units were issued at a price of $0.50 unit for gross proceeds of $74,500 in a private placement. Each unit consists of one share of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 per share at any time within the next two years.

On April 10, 2006 the Company closed a private placement financing for gross proceeds of $1,385,500. The offering consisted of 2,771,000 units at $0.50 cents, comprised of one restricted share of common stock and one warrant to purchase one restricted share of common stock, exercisable at US $0.60 at any time within 2 years of the offering.

Net cash provided by financing activities from inception to December 31, 2006, was $2,263,334 as a result of proceeds received from private placement share subscriptions and loans from the Company's Director.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties, of which there can be no assurance.


EVENTS PRIOR TO THIS QUARTER

On April 11, 2006, the Company announced the appointment of Mr. Klaus Fey as the Marketing Manager of the Company's Zambian subsidiary. Mr. Fey was responsible for the sales and marketing of product for the Company's amethyst mining operations. Sadly, on May 24, 2006 Mr. Fey passed away due to an attack of malaria. His duties have been assumed by his assistant and the local management of the Zambian subsidiary.

On April 18, 2006, the Company announced that it had acquired 51% of the outstanding shares of Union Prospection Miniere (UPM), a Madagascan private limited Company in a cash transaction with Sapphire Fields Limited, a corporation existing under the laws of the British Virgin Islands. The total consideration for this acquisition was US $640,000, plus legal expenses. This included an independent geological report of the sapphire properties by ACA Howe International Limited, an internationally recognised, independent geological and mining consultancy. As a result of this transaction, Mayfair Mining acquired control of 16 sapphire licenses covering an area of 1,487 square kilometres in the Ilakaka sapphire mining district in Southern Madagascar. On May 26, 2006, the Company announced that it had closed and completed the acquisition of control of Union Prospection Miniere, Madagascar.

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

EVENTS DURING THE QUARTER

On October 5, 2006, the following persons exercised their $0.15 cent employee incentive stock options in the following amounts.


Clive de Larrabeiti - 500,000
Dany Goreeba - 125,000
Peter Mills - 50,000
Paul Chung - 50,000
Claudio Morandi - 100,000

There are now 1,175,000 employee incentive stock options remaining to be exercised at $0.15.

On October 16, 2006, Clive de Larrabeiti, the CEO and President of the issuer, lent the Company $100,000. On November 8, 2006 Clive de Larrabeiti lent the Company a further $39,500.

On November 2, 2006 the Company gave notice to The Vine Group that it was terminating the contract between them and the Company, effective November 3, 2006, culminating on November 30, 2006.

On November 6, 2006 the Company announced that Mayfair Mining & Minerals, Inc., is to be featured in a German TV documentary focused on the Company's amethyst mining operations in Zambia. Neither Mayfair Mining & Minerals, Inc., nor any of its directors, shareholders or any associated parties paid any consideration for the production or airing of this program.

During November, 2006 the Company decided to restructure management of the Madagascan subsidiary and to put in place a comprehensive financing structure and an updated business plan for its sapphire mining operations. This is in furtherance of the Company's proposed efforts to resume mining operations during calendar 2007. To date, no further activities have been initiated in Madagascar.

On November 21, 2006 the Company was notified by the NASD that, pursuant to Rule 6530(e), that it was delinquent in its reporting obligations three times in the previous 24 month period and was thus ineligible for quotation on the OTCBB for a period of one year or until current in its filings. Accordingly, the Company's securities were removed from the OTCBB, effective at the opening November 30, 2006, and subsequently trade on the Pink Sheets under the symbol "MFMM".

On December 14, 2006 the Company arranged an overdraft facility via its privately owned UK subsidiary, with its Corporate Bankers, Lloyds TSB Bank of London, England, with a limit of (pound)50,000 or approximately US $100,000. This facility is available to the subsidiary Company until December 31, 2007.

On December 31, 2006, Mr. Charles Lutyens resigned his position as an Advisory Board member to pursue other career opportunities.



EVENTS SUBSEQUENT TO THE QUARTER

On January 25, 2007, the Company produced a review of the events and corporate development that the Company made during the last calendar year.

On February 5, 2007, the Company filed a Form 8-K, reporting the Company's notification from the NASD of its delisting from the OTCBB and transfer to the Pink Sheets.

On March 27, 2007, Clive de Larrabeiti, the CEO and President of the issuer lent the Company an additional $50,000.

On April 25, 2007, Clive de Larrabeiti visited the Company's mining projects in Zambia to arrange an updated geological report on the existing Joint Venture projects there and to meet additional parties wishing to partner with the Company on their license holdings.

On May 15, 2007, Mr Earl Young resigned his position as an Advisory Board member to pursue other career opportunities.

On June 11, 2007, the Company appointed Peter Davy to the Advisory Board of the Company. Mr. Davy will advise the Company on the marketing of its metals, minerals and gemstone production.

On June 21, 2007 Clive de Larrabeiti, the CEO and President of the issuer, lent the Company an additional $40,000.

On June 27, 2007, Mr. Michael Smith resigned as a Director of Mayfair. There was no disagreement between the Company and Mr. Smith on any issue.

The Company is in discussions with a number of candidates with extensive geological backgrounds and experience to serve as a Director.

LIQUIDITY AND CAPITAL RESOURCES

We issued 7,000,000 founders shares on August 14, 2002, for the amount of $7,000. We further issued 1,500,000 shares during November, 2003, upon the completion of our public offering for the amount of $150,000. We issued 3,500,000 shares during November, 2004, in a private placement for the amount of $525,000 and issued an additional 149,000 shares during May, 2005, for the amount of $74,500. On April 10, 2006, the Company closed a private placement financing for gross proceeds of $1,385,500. The offering consisted of 2,771,000 units at $0.50 per unit, comprised of one restricted share of common stock and one warrant to purchase one restricted share of common stock, exercisable at US $0.60 at any time with 2 years of the offering.

On October 16, 2006, Clive de Larrabeiti, the CEO and President of the issuer lent the Company $100,000. On November 8, 2006 Clive de Larrabeiti lent the Company a further $39,500. On December 14, 2006, the Company arranged an overdraft facility for its UK subsidiary with its Corporate Bankers, Lloyds TSB

Bank of London, England with a limit of (pound)50,000 or approximately US $100,000. This facility is available to the Company until December 31, 2007. On March 27, 2007, Clive de Larrabeiti, lent the Company an additional $50,000. On June 21, 2007, Clive de Larrabeiti lent the Company an additional $40,000. Negotiations with a number of investment institutions are ongoing and the Company expects further investment funding forthcoming, although there can be no assurance of this.

As of December 31, 2006, our total assets were $1,067,092 and our total liabilities were $529,824.

GOING CONCERN

The Company's financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the Company's financial statements, the Company has accumulated a deficit of $4,550,566 and a working capital deficiency of $371,364 at December 31, 2006, and has had continuous net losses since inception, including a net loss of $369,433 and $2,740,570 during the three and nine months ended December 31, 2006, respectively. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement of its common stock. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer (who are the same person), of the effectiveness and design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. The deficiencies in our disclosure controls and procedures are a result of our lack of accounting personnel, due to our limited financial resources. These circumstances prevented the Company from filing its periodic reports timely with the SEC on a number of occasions.

Our management is in the process of taking measures to improve our disclosure controls and procedures in an effort to ensure that the information required to be disclosed is internally communicated and publicly reported within the time periods specified in the SEC's rules and forms. In particular, we intend to engage outside consultants to assist us in the preparation of our accounting records and financial statements and will attempt to increase internal accountability and to clearly define internal communication channels in an effort to remedy the deficiencies identified by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2*              Statement of Trustee

10.3*              Deed

10.4*              Agreement between Clive de Larrabeiti and the Company

10.5*              Agreement between Locke Goldsmith and Clive de Larrabeiti

10.6*              Escrow Agreement

31.1               Sarbanes-Oxley Section 302 Certification

32.1               Sarbanes-Oxley Section 906 Certification

*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated December 25, 2002, and incorporated herein by this reference.

REPORTS ON FORM 8-K

A Form 8-K was filed on January 18, 2005.
A Form 8- K was filed on May 31, 2005.
A Form 8-K was filed on June 3, 2005.
A Form 8-K was filed on April13, 2006.
A Form 8-K was filed on June 30, 2006.
A Form 8-K was filed on July 11, 2006.
A Form 8-K was filed on July 21, 2006.
A Form 8-K was filed on September 14, 2006.
A Form 8-K was filed on October 4, 2006.
A Form 8-K was filed on February 5, 2007.
A Form 8-K was filed on July 2, 2007.


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

July 30, 2007