Form 10-K
period 2007-03-31
MAYFAIR MINING & MINERALS INC
filed 2010-07-16
CIK 1211526

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-102117

MAYFAIR MINING & MINERALS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	45-0487294 (Employer Identification No.)

MAYFAIR MINING & MINERALS, INC.
 South Lodge, Paxhill Park, Lindfield, West Sussex, UK,
RH16 2QY
(Address of principal executive offices, including zip code.)

44-(1444)-220211
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
YES   ☒       NO  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for its most recent fiscal year are $NIL.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, as of June 14, 2010 is $402,590.

As of July 14, 2010, there were 40,259,000 shares of common voting stock, $0.001 par value per share held by non-affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 14, 2010 – 46,879,000 shares of common stock.

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

Transitional Small Business Disclosure Format (Check one):  Yes _______; No         X

PART I

When we use the terms “Mayfair Mining & Minerals Inc”, the “Company”, “we”, “us”, “our” or “Mayfair”, we are referring to Mayfair Mining & Minerals, Inc and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under “Glossary of Common Terms” at the end of this section.  Throughout this document we make statements that are classified as “forward-looking”.  Please refer to the “Cautionary Statement about Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Item 1. BUSINESS

Background and Corporate Structure

Mayfair Mining & Minerals, Inc (the “Company”) is an exploration stage company, formed under the laws of the state of Nevada on August 14, 2002, to engage in the business of mining.  The Company currently holds 100% ownership of two incorporated subsidiaries, Mayfair Mining & Minerals ( UK ) Limited which in turn owns 100% of Mayfair Mining & Minerals ( Zambia ) Limited. Mayfair Mining Zambia owns four mining licenses in Zambia and is awaiting confirmation of a fifth. In addition, during June 2009, the Company entered into an agreement with Cambridge Mineral Resources plc. a UK incorporated company, to acquire its wholly-owned Spanish subsidiary - Recursos Metalicos SA. As of the date of this report this transaction has not closed.

Administrative Office

The Company’s administrative office is located at South Lodge, Paxhill Park, Lindfield,  West Sussex RH16 2QY, telephone 44-(1444)-220211. The company rents an office at this address with effect from January 1, 2007 at a rental rate of approximately US$1,500 a month. The rent is paid to the owner of the office building who is an Officer and Director of the Company. Our registered statutory office is located at 3990 Warren Way, Reno, Nevada, USA 89509.

Employees

The Company currently has 2 employees, both of whom are full-time and Directors.

General Description of the Business

Mayfair Mining & Minerals, Inc. is the parent Company incorporated in August 2002 and formed to engage in mining exploration and development of mineral projects world-wide. In August 2004 the Company was called for trading on the OTC Bulletin Board with the stock symbol MFMM. In January 2005, the Company entered into a joint venture with a Zambian family to explore and develop three mining projects in that country. In June 2009, the Company reached agreement to acquire Recursos Metalicos SA, a Spanish private company, owned 100% by Cambridge Mineral Resources plc, a UK incorporated company holding a number of mining licenses in the Iberian Pyrite Belt in Southern Spain.  As of the date of this report, this transaction has not closed.

Mining Projects - Overview

ZAMBIA

For sixty years mining has been the backbone of Zambia’s economy, during which time the country has established some of the world’s largest copper mines and produced 30 million tons of copper metal.  Since independence and the decline of the copper industry, other minerals have assumed importance.  Gem production, mostly by small scale miners, has put Zambia on the world map as a source of emeralds, aquamarine, amethyst, tourmaline and garnets.  Until recently, gold was always in a minority position.  The Government of Zambia is totally committed to supporting and promoting the mining sector and has created a highly favorable investment climate to encourage foreign investors to contribute to the expansion of Zambia’s mining industry. In November 2007, Zambia was voted the number one country in Africa to conduct mining business by the mining financial community of London, England at the Mines & Money Conference held there.

In recent years there has been a surge in interest in gold exploration in Zambia that has attracted major operators to the country.  Gold occurrences discovered to date are associated with linear belts bounded by major shear zones.  The key shear zones are:  Kpiri Mposhi Mkushi Shear Zone; Mwembeshi Shear Zone; and, Mushika Machete Shear Zone.  Between these zones, many gold occurrences are associated with greenstone , but the most significant occurrences are associated with dome-like features of the basement that have proved prospective for gold and other minerals, including platinum group metals and nickel.

Zambia is a politically stable country in central southern Africa with 11.0 million inhabitants.  It has common borders with Angola, the Democratic Republic of Congo, Tanzania, Malawi, Mozambique, Zimbabwe, Botswana and Namibia.  The country achieved independence from colonial law in 1964 when the Federation of Rhodesia and Nyasaland was dissolved and the former British colony Northern Rhodesia became the Republic of Zambia.

Today, Zambia is diversifying its economy.  Minerals besides copper and cobalt have gained significantly in importance.  The government implemented a new Mining Act in 1995 paving the way for it to withdraw from the mining business by privatizing mines and easing fiscal pressure on the miners.  A well developed electricity and transport infrastructure already exists in the mining centers.  Zambia possesses a large pool of skilled workers and has a well-established system of tertiary education providing a qualified workforce to meet the needs of this expanding industry.  Both the Ministry of Mines and Development and other Zambian regulatory institutions are working closely with prospective investors.

ZAMBIA PROJECTS

The Zambian licenses consist of two prospective mining projects:

»	Mapatizya Amethyst concessions
»	Siavonga license

The Mapatizya Amethyst concessions encompass over 600 hectares located in the Kalomo District of Zambia, approximately 115 kilometers from Kalomo Town and 415 kilometers from Kafue.  Mapatizya is the principal amethyst mining area in Zambia.  Access to the area is possible throughout the dry season. The road is maintained by the Government and can accommodate heavy trucks.  There is good infrastructure in the region and good road access to the concessions.  Mayfair Mining’s concessions surround the property of Kariba Minerals, which hosts the largest amethyst-producing mine in Zambia and is one of the largest in the world.

A second license application, Siavonga, which is prospective for Uranium, has been approved and formal confirmation of this is pending.

Ownership

On January 17, 2005, the Company entered into a Joint Venture Agreement with two Zambian corporations owned by the Nyendwa Family of Kafue, Zambia.  Pursuant to the agreement, the Company incorporated a new Zambian joint venture company, Mayfair Mining & Minerals (Zambia) Limited, owned 70% by Mayfair Mining & Minerals (UK) Limited, a wholly-owned subsidiary of the Company, and 30% by the Nyendwa Family.  In return for their 30% ownership, the Nyendwa Family transferred all of their rights and interests in the three prospective mining projects, Funzwe River, Nansenga Stream and the Mapatizya Concessions, to the joint venture company.

During 2007, the Company was informed by its Zambian partners that the ownership of the Nansenga Stream license had been disputed and it ws subsequently lost.

On May 7, 2008, the Company announced that it had reached a definitive agreement with the Nyendwa family to acquire their residual 30% shareholding in the joint venture company giving the Company 100% ownership of Mayfair Mining & Minerals (Zambia) Ltd.

On Mrach 15, 2010, the Company was informed by its Zambian partners that the Funzwe River license had not been renewed and had lapsed.

Zambia Facility

The Company’s facilities in Zambia include offices, knocking and storage areas located at Plot No 11, Buyantanshi Road, Kafue Township Area, Kafue, Zambia and are held on a 99 year lease which was obtained as part of the purchase of the residual 30% shareholding in the subsidiary Mayfair Mining & Minerals (Zambia) Limited.

Geology

Mapatizya

The Mapatizya amethyst concessions consist of a group of mining concessions near Lake Kariba in the principal Zambian amethyst producing area.  These concessions may contain a significant gemstone resource, as indicated by the limited preliminary studies carried out by the Geological Survey of Zambia.

The Mapatizya amethyst concessions are underlain by gneisses consisting of quartzo-feldspathic, fine-grained, granulitic gneisses, migmatic gneisses and well banded gneisses.  The amethyst mineralization occurs as stockworks in fractures and fault zones within the country rocks.  The veins are irregular and may be up to two meters thick and up to 100 meters in length in the host volcanic marbles with a generally northeasterly trend.  The depth of mineralization ranges from 20 meters to 50 meters.

Past Exploration Work

Limited work has been previously conducted on the Company’s Zambian licenses.

Between 1960 and 1983, all of the licenses in the Mapatizya area were prospected by Northern Minerals, although no significant production was undertaken and in 1983, small scale trial production was undertaken by a private individual who later abandoned the licenses after producing approximately 30 tonnes of amethyst.  Between 1992 and 2004, the predecessor company, Mwaca Mining and Minerals took over the licenses and conducted exploration and small scale mining.  Approximately 400 tonnes of amethyst was produced and sold.

Current Exploration Work

Mapatizya

Mayfair Mining commenced limited production of the Mapatizya amethyst in 2005.

Employees

The Zambian subsidiary company employs two Directors and one accountant. During the mining season on its amethyst operations in Mapatizya, up to 100 casual laborers are employed.

MADAGASCAR PROJECT

Ownership

In May 2006, the Company entered into an agreement to acquire 51% of the outstanding shares of Union Prospection Miniere, a Madagascan private limited company and in July 2006, entered into an agreement to acquire the remaining 49% of the outstanding shares of UPM in a share transaction with the remaining shareholders. If the transaction had been completed, the Company would have acquired total control of 16 sapphire licenses, 15 in the Ilakaka sapphire mining district and one in the Esira area in southern Madagascar.

It was subsequently found that effective control of Union Prospection Miniere was never transferred to the Company contrary to instructions given to our appointed lawyer in Madagascar.  The total investment in this venture has therefore been written off in the period that the expenditure was incurred.

SPAIN – ACQUISITION OF RECURSOS METALICOS

During June 2009, the Company entered into an agreement with Cambridge Mineral Resources plc. a UK incorporated company, to acquire its wholly-owned Spanish subsidiary Recursos Metalicos SA. As of the date of this report this transaction has not closed.

Corporate Events during the Fiscal Year 2006-2007

On January 25, 2007, the Company produced a review of the events and corporate development that the Company made during the last calendar year.

On February 5, 2007, the Company filed a Form 8-K, reporting the Company's notification from the NASD of its delisting from the OTCBB and transfer to the Pink Sheets.

On March 27, 2007, Clive de Larrabeiti, the CEO and President of the issuer lent the Company $50,000.

Corporate Developments during the Fiscal Year 2007-2008

On April 25, 2007, Clive de Larrabeiti visited the Company’s mining projects in Zambia to arrange an updated geological report on the existing Joint Venture projects there and to meet with additional parties wishing to partner with the Company on their license holdings.

On May 15, 2007, Mr Earl Young resigned his position as an Advisory Board member to pursue other career opportunities.

On June 11, 2007, Mr. Peter Davy was appointed to the Advisory Board of the Company to advise the Company on the marketing of its metals, minerals and gemstone production.

On June 21, 2007 Clive de Larrabeiti, the CEO and President of the issuer, lent the Company an additional $40,000.

On June 27, 2007, Mr. Michael Smith resigned as a Director of Mayfair. There was no disagreement between the Company and Mr. Smith on any issue.

On August 9, 2007 the Company announced the appointment of Mr. Bjorn Anckar, MSc., as the Company’s Chief Gemologist.

On September 19, 2007, the Company reserved stock options to purchase 3,000,000 shares of Common Stock at $0.25 per share.  These options must be exercised within 3 years from date of grant or the options are null, void and worthless.

On October 1, 2007 Mr. Peter Davy, previously an Advisory Board Member, was elected to the Board of Directors of the Company

On October 2, 2007 the Company announced that it had retained the services of Com-Advice AG of Baar, Switzerland to provide investor relations and communications services and corporate representation in Germany and Switzerland. This agreement expired in October 2008.

On October 22, 2007 the Company announced the appointment of Mr. Peter Mills as Chief Financial Officer.

On November 28, 2007 the Company announced the appointment of Martin Stefan Oczlon, PhD to the Advisory Board of the Company. Mr. Oczlon, a resident of Heidelberg, Germany, holds a PhD and Diploma in Geology attained at Heidelberg University.

On January 15, 2008 the Company announce the appointment of Mr. Clinton Burhouse, BSc to the Advisory Board of the Company. This appointment is no longer in effect.

On February 1, 2008 the Company was featured in the Global Capital magazine, a mining industry publication under the heading “Mayfair Mining – diversifying its African Portfolio”.

On February 15, 2008, the Company entered into an agreement with His Royal Highness Chief Chizela IX of Mufumbwe District, North Western Province, Zambia, to develop eight mineral licences under his ownership. As part of the agreement, Mayfair will incorporate a Zambian subsidiary Mayfair Kalengwa Limited which will be held 60% by Mayfair Mining & Minerals, Inc., and 40% by Chief Chizela IX. This agreement was subsequently terminated.

Corporate Developments during the Fiscal Year 2008-2009

On April 11, 2008, the Company reserved stock options to purchase 5,000,000 shares of Common Stock at $0.25 per share.  These options must be exercised within 3 years from date of grant or the options are null, void and worthless. These options have been held in reserve and have not been granted.

On May 7, 2008, the Company announced that it had reached a definitive agreement with Mayfair’s Zambian partners and co-shareholders in Mayfair Mining & Minerals Zambia Limited, to acquire the Partners’ residual 30% shareholding in Mayfair Zambia giving Mayfair 100% ownership of Mayfair Zambia.

On May 15, 2008, the Company announced that it had increased its production of amethyst gemstones during the month through out-take and joint marketing agreements with three neighboring amethyst producers in the area of the Company’s operations in the Mapatizya area of Zambia. The Company also announced that it had shipped its first container of rough amethyst to Hong Kong and received payment.

On July 15, 2008, the Company announced that effective July 10, 2008, Peter Davy tendered his resignation as a Director of the Company. It was also announced that effective July 11, 2008, Mr. Davy was removed and terminated by the Board of Directors as Chief Operating Officer. It was also announced that effective July 11, 2008, the Board of Directors terminated Mr. Davy’s consulting agreement with the Company.

On July 28, 2008, the Company announced that it had formed a joint-venture mining company in Malawi, for the purpose of pursuing additional gemstone and metals mining licences. This joint venture did not proceed.

On August 7, 2008 the Company announced that at a Board meeting held on July 29, 2008 Alexander Holtermann, previously an Advisory Board Member,  was elected to stand and agreed to serve as a Director of the Company. He was also appointed as the Chief Executive Officer of the Company. Concurrently, Clive de Larrabeiti resigned his position as CEO, but retained his position as President and a Director of the Company.

Corporate Developments during the Fiscal Year 2009-2010

On June 29, 2009, the Company entered into an agreement with Cambridge Mineral Resources plc, a UK incorporated company, to acquire its wholly-owned Spanish subsidiary Recursos Metalicos SA for a total consideration of $7,500,000 by the issuance of 10,000,000 Rule 144 common shares and $250,000 in cash. The assets of this company comprise all the properties and related rights and permits to two mining projects, namely Lomero-Poyatos and Masa Valverde both located in the Iberian Pyrite Belt of Southern Spain and two applications for mining permits, namely El Alamo and Migollas. This agreement and the subsequent transaction has not closed as of the date of this report.

On July 27, 2009, the Company announced that it had appointed Lawrence W Snee as the Company’s Senior Geologist, Gemmologist and Consultant. Mr. Snee resigned from this position in January 2010.

On November 16, 2009, the Company announced that it had reached an agreement with Shire Trading of Hong Kong for the sales and marketing of its amethyst production from the Mapatizya area of Southern Zambia.

On November 16, 2009, the Company announced that it had accepted the resignation of Alexander Holtermann as Chief Executive Officer and Director of the Company.

Available Information

We maintain an internet website at www.mayfair-mining.com.  The information on our website is not incorporated by reference in this annual report on Form 10-KSB.  We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934 as amended.  Alternatively, you may read and copy any information we file with the SEC at its public reference room at 100 “F” Street NE, Washington, D.C. 20549.  You may obtain information about the operation of the public reference room by calling 1-800-SEC-0330.  You may also obtain this information from the SEC’s website, http://www.sec.gov.

ITEM 3. LEGAL PROCEEDINGS.

During August 2008, the Company initiated legal proceedings against Peter Davy, a former consultant and previously the Chief Operating Officer and a Director of the Company.  A motion was filed against Mr. Davy in the US Supreme Court, for breach of contract, breach of duties/negligence, theft of company assets, misrepresentation/fraud, breach of covenant of good faith and fair dealing, interference with prospective economic advantages, deceptive trade practices, racketeering, interference with corporate contacts and conspiracy. The company sought substantial compensation for its grievances through the legal system in that country.

On June 2, 2009, the motion was dismissed on the grounds of a lack of jurisdiction. The Company is pursuing other legal remedies of compensation for Mr. Davy’s conduct while an Officer and Director of the Company.

On February 12, 2009 Mr. Davy filed a Notice of Claim with the Employment Tribunal of the UK alleging Breach of Contract and Unfair Dismissal. The Company filed its Grounds of Resistance to these claims and a preliminary hearing was held on June 22, 2010.  All of the claims against the Company were dismissed by the Tribunal with costs awarded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Our securities are traded on the Pink Sheets, regulated by the NASD, under the stock symbol “MFMM” and are also listed on the Frankfurt Stock Exchange under the stock symbol ‘‘M1M’’.  The Company was first listed on the NASDAQ OTC Bulletin Board in the United States under the symbol "MFMM.OB" in August 2004 until November 2006 and on the Pink Sheets market since that time.

Bid Price Information for Common Stock
	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$1.94	$0.56	$0.70	$0.60
Second Quarter	$0.80	$0.48	$0.75	$0.68
Third Quarter	$0.65	$0.37	$1.00	$0.70
Fourth Quarter	$0.50	$0.24	$1.18	$0.68

The closing bid price of the Common Stock as reported on July 14, 2010, was $0.01.

Holders

As of July 14, 2010 there were 91 holders of record of the Company’s Common Stock.  This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name”.

Dividends

The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years.  The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.

Equity Compensation Plan Information

As at July 14, 2010, 4,000,000 shares had been allocated as Employee Stock Options under the company’s proposed Employee Stock Option Plan.  1,125,000 shares have been issued, and 2,875,000 have lapsed.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10KSB includes certain statements that may be deemed to be “forward-looking statements”.  All statements, other than statements of historical fact, included in this form 10KSB that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

●	The amount and nature of future capital, development and exploration expenditures;
●	The timing of exploration activities; and
●	Business strategies and development of our business plan.

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.  Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of gemstone prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors”, many of which are beyond our control.  You are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report.  You should not place undue reliance on these forward-looking statements.

Going-Concern – Presentation of Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception in August 2002, the Company has generated no revenue and has incurred a net loss of $6,286,926 from inception through to March 31, 2007.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock to fund its operations.  As of March 31, 2007, the Company has working capital of $(393,875).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  Management’s plans with regard to these conditions are described below.

Plan of Operations

The Company is an exploration stage company, formed under the laws of the state of Nevada on August 14, 2002, to engage in the business of mining.  The Company currently owns 3 prospective mining projects in Zambia.  The Company’s objective is to define sufficient mineral reserves on the properties to justify a full-scale mining operation.  The Company conducts its operations in Zambia through its wholly owned subsidiary, Mayfair Mining & Minerals (UK) Ltd.

To date, Mayfair Mining, through its wholly owned subsidiary, Mayfair Mining and Minerals (UK) Limited  has incorporated a Zambian joint venture company, Mayfair Mining & Minerals (Zambia) Limited, whose principal activity is to explore for and mine gold, platinum, copper and gemstones, particularly amethyst.

Results of Operations

For the fiscal year ended March 31, 2007, the Company experienced a consolidated net loss of $4,476,930 or $0.29 per share, compared to a consolidated net loss of $973,755 or $0.08 per share during the comparable period last year.  The $3,503,175 increase in consolidate net loss is primarily due to a write-off of the investment in Madagascar amounting to $1,149,924 and an increase of $1,676,217 stock-based compensation as a result of granting stock options to employees and consultants.

The write-off of the Madagascan investment was due to the fact that effective control of Union Prospection Miniere was never transferred to the Company contrary to instructions given to our appointed lawyer in Madagascar.

Stock Based Compensation

Stock based compensation increased $1,676,217 to $2,052,217.  This increase during 2007 is primarily attributable to an increase in the number of stock options granted.  In accordance with ASC 718-10, the Company recognizes stock based compensation over the vesting period based upon the fair value of the options at date of grant.  During 2006, the Company granted options to purchase 400,000 shares vesting immediately on grant at a price of $0.15 to employees and advisory board members.  The Company recorded $376,000 of stock based compensation in 2006 relating to these options.  During 2007, the Company granted options to purchase 200,000 shares vesting immediately on grant at a price of $0.15 and 2,000,000 shares vesting immediately on grant at a price of $0.50 to employees, advisory board members and consultants.  The Company recorded stock based compensation of $2,052,217 during 2007 relating to these options.

Liquidity and Capital Resources

Cash Flows

During the fiscal year ended March 31, 2007, the Company utilized cash on hand and proceeds from common stock issued to fund its operations.  As a result, cash and cash equivalents decreased from $1,122,532 at March 31, 2006 to $0 at March 31, 2007.

Capital Resources

As of March 31, 2007, the Company had cash and cash equivalents of $0.  Since inception, the company has relied primarily upon proceeds from private placement of its shares as its primary source of financing to fund its operations.  We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations.  Issuance of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

Capital Requirements and Liquidity; Need for Subsequent Funding

As discussed under its plan of operation above, the Company has suspended operations on the Madagascar concessions.  As a result of the Company’s limited capital resources, the Company has limited its exploration activities and administrative costs in Zambia to conserve capital while it tries to secure additional sources of capital to fund its operations and continue exploration in Zambia.

In addition, the Company’s officers have agreed to defer a significant proportion of their cash compensation until sufficient capital has been raised to continue its operations.  Effective October 1, 2008, the executive officers entered into salary deferral agreements for 40% of their compensation.  Management plans to continue its efforts towards reducing administrative costs.  However, without any additional funding, the Company may not be able to fund its operations through the end of its 2010 fiscal year.

Management is exploring various sources of additional capital including additional equity funding and joint venture participations.  The weak US global economy combined with instability in global financial and capital markets has currently limited the availability of this funding.  If the disruption in the global financial and capital markets continues, equity financing may not be available to us on acceptable terms, if at all.  Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity, our business, financial condition and results of operations will be adversely impacted.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a significant impact on its financial position or results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.  We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations.

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

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Foreign Currency Translation

While the Company’s functional currency is the US dollar, the local currency is the functional currency of the Company’s subsidiary.  The assets and liabilities are exposed to exchange rate fluctuations.  The Company has adopted ASC 830 “Foreign Currency Translation”.  Assets and liabilities of the Company’s foreign operations are translated into US dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period.  Exchange differences arising on translation are disclosed as a separate component of shareholders equity.  Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Accounting for Stock Options Granted to Employees and Non-Employees

For the fiscal year ended March 31, 2005, the company adopted FASB ASC 718, “Share-Based Payment” which requires the fair value of share-based payments, including grants of employee stock options to be recognized in the statement of operations based on their fair values.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under ASC 718. The expected term of the options is based upon evaluation of historic and expected future exercise behavior.  The risk-free interest rate is based upon US Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant.  Volatility is based upon historical volatility of the Company’s stock.  The Company has not historically issued any dividends and it does not expect to in the future.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets” . For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. As of March 31, 2007, the Company recorded impairment of $1,262,264. See Note 4 to the consolidated financial statements.

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

Asset Retirement Obligations

The Company has adopted ASC 410-10, “Accounting for Asset Retirement Obligations” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410-10 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not recorded any asset retirement obligation to date as the amounts, if any, are not significant at this time.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Although a large amount of our expenditures are in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in Zambian Kwacha.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the Zambian Kwacha against the US dollar may result in an increase in operating expenses and capital costs in Zambia in US dollar terms.  To reduce this risk, we maintain minimum cash balances in foreign currencies, including Zambian Kwacha.  We currently do not engage in any currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following the signature page of this form 10-KSB

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the year ended March 31, 2007, included in this report have been audited by Malone Bailey, of Houston, Texas. The company filed an 8-K with the SEC, dated May 14, 2010, reporting the change of auditors from Chantrey Vellacott to Malone Bailey LLP.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of March 31, 2007 we have carried out an evaluation, under the supervision of, and with the participation of the management, including the President and Head of Accounting, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based upon the foregoing, the President and Head of Accounting concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective in light of the material weaknesses described below.

Management’s Annual report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our President and Head of Accounting, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2007 due to the following material weaknesses:

• Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants.  Management corrected any errors prior to the release of our company’s March 31, 2007 consolidated financial statements.

• Our company’s administration is composed of a small number of administrative individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During October 2008, but effective as of October 1, 2008 each of our executive officers entered into a salary deferral agreement with the Company to help the Company conserve its financial resources.  Each officer agreed to defer 40% of their salary until the financial condition of the Company improved.

ITEM 10. DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Unless otherwise indicated in their employment agreement executive officers of the Company are elected by the Board of directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors.  There are no family relationships among any of the directors and executive officers of the Company.  None of the executive officers have been involved in any legal proceedings within the past five years. Except for their respective employment agreements, there is no agreement or understanding between the Company and each director or executive officer pursuant to which he was selected as an officer or director.

At the time of this report the board of directors has no nominating, auditing or compensation committees.

The following table sets forth the names and ages of all executive officers and directors and the positions and offices that each person holds with the Company:

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience
Clive de Larrabeiti President and Chairman of the Board of Directors	2002	60
Since August 2002, Clive de Larrabeiti has been the President and Chairman of the board of Directors of the Company.  Through his involvement with the financial and public equity markets in Europe and North America over the past 26 years he has had major experience in the mining finance industry.  From July, 1998 until March, 2002, he was a Director and Vice-President of Net Nanny Software International Inc., listed on the TSX and the OTCBB (NNS:TSX, NNSWF:OTCBB) From September, 2002, he was a Vice-President and Officer of Miranda Gold Corp., a natural resource company listed on the TSX Venture Exchange (the "TSX") (MAD:TSX) From September, 2002, he was a corporate consultant with Senate Capital Group, a venture capital company with headquarters in British Columbia, Canada.  He resigned this position effective February 6, 2004.  He is a resident of the United Kingdom.

Peter Mills FCA Chief Financial Officer	2007	60
Peter Mills was appointed a director and Chief Financial Officer of the Company in October 2007.  He became a Fellow of The Institute of Chartered Accountants in England & Wales in 1979, having qualified in 1973.  He has practised as an accountant for the past 33 years, lately as Head of Accounting for the Company from 2005 and previously as a partner in his own Chartered Accounting and Registered Auditing firm. He is a resident of Australia.

Paul Chung MBA Director	2002	52
Paul Chung was appointed a director of the Company in August 2002.  He is a professional geologist who has served and advised as a private and public company director and CFO to a number of junior mining companies in North America. Since 2001 he has been the President of Clear Energy Systems Inc., a private start-up company in Phoenix, Arizona for the production of power generators.  Since May, 2003 he has been the Chief Financial Officer of Geocom Resources, a natural resource company listed on the OTCBB (GOCM). Since September, 2004 he has been a director of Soho Resources Corp., a natural resource company listed on the TSX (SOH:TSX).  Since May, 2008, he has been a director of Sunridge Investments Corp. (SRG:TSX).  Since June 2009, he has been a director of Rio Grande Mining Corp. (RGV:TSX).  He is a resident of Vancouver, Canada.

Christopher Davie joined the Board of Directors on June 6, 2005 and resigned effective July 20, 2006.

Dr. Michael Smith who joined the Board of Directors at inception resigned as a Director effective June 27, 2007.

Peter Davy joined the Board of Directors and was appointed Chief Operating Officer effective October 2, 2007.  He resigned as a Director and Officer on July 10, 2008 and was dismissed as a Consultant to the Company on July 11, 2008.

Alexander Holtermann joined the Board of Directors and was appointed Chief Executive Officer on July 29, 2008.  He resigned as a Director and Officer on November 16, 2009.

Audit Committee

At present we do not have a separately designated standing audit committee.  The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(A) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up junior mining company and has only generated or realized little revenues from our business operations.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer and principal financial officer.  Our code of ethics establishes standards and guidelines to assist our directors, officers and employees in complying with both the Company’s corporate policies and with the law.  Upon request we will provide any person a copy of our code of ethics without charge.  Persons desiring a copy of our code of ethics should request a copy by submitting a written request to the company at its corporate office.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years March 31, 2007 and 2006 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s most highly compensated executive officers (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(1)		Total ($)
Clive de Larrabeiti	2007	120,000	310,000	(2)	430,000
President	2006	75,000	0		75,000
Dr Michael H Smith(3)	2007	20,000	62,000	(4)	82,000
Vice President, Operations	2006	60,000	0		60,000
Christopher Davie(5)	2007	0	31,000	(6)	31,000
Non-Executive Director	2006	0	94,000	(7)	94,000

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to the named officers, in accordance with ASC 718. See note 7 to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes valuation model.

(2)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 500,000 shares in accordance with ASC 718.  The options vested at June 2, 2006.

(3)	Dr Smith resigned on June 27, 2007

(4)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 100,000 shares in accordance with ASC 718.  The options vested at June 2, 2006

(5)	Mr Davie resigned on July 20, 2006

(6)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 50,000 shares in accordance with ASC 718.  The options vested at June 2, 2006

(7)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 100,000 shares in accordance with ASC 718.  The options vested at February 8, 2006

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained above, the “named executive officers”.

At present we do not have a separately designated compensation committee.  The entire board of directors is acting as our Company's Compensation Committee. The board reviews and approves the total direct compensation packages for each of our executive officers. Stock option grants, as applicable to certain of the named executive officers, are approved by the full board of directors.

Cash Compensation Payable to our Named Executive Officers

Our named executive officers receive a base salary payable in accordance with our normal payroll practices.  Based on the board’s knowledge of the industry and size of the Company, the Board believes that their base salaries are competitive to those that are received by comparable officers with comparable responsibilities in similar companies.

When the Board considers total cash compensation for our named executive officers, we do so by evaluating their responsibilities, experience and the competitive marketplace.  Specifically the Board considers the following factors:

●	The executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;
●	Performance compared to the financial, operational and strategic goals established for the Company;
●	The nature, scope and level of the executive’s responsibilities;

●	Competitive market compensation paid by other companies for similar positions, experience and performance levels; and
●	The executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

Option Grants to our Named Executive Officers

We have granted stock options to our named executive officers.  These option grants are intended to provide incentives to our officers who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it.  We believe that option grants also help to align the interests of our management and employees with the interests of shareholders.

All the option granted to executive officers during fiscal years ended March 31, 2007 and 2006 vest immediately at date of grant.  We believe that these option grants serve as additional incentive for our officers and in turn the achievement of these objectives will help our performance.

Stock Option, Stock Awards and Equity Incentive Plans

The following table sets forth the outstanding equity awards for each named executive officer at March 31, 2007

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards

Name and Principal Position	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Clive de Larrabeiti President	500,000	$ 0.50	6/1/2009
Dr Michael H Smith Vice President	500,000 100,000	$ 0.15 $ 0.50	3/6/2008 6/1/2009
Christopher Davie Non-Executive Director	100,000 50,000	$ 0.15 $ 0.50	2/7/2009 6/1/2009

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The number of shares outstanding of the Company’s common stock as of July 14, 2010 was 46,879,000.

Security Ownership of Management

The following table sets forth as of May 18, 2010, the number of shares of the Company’s current directors, the Company’s executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

Name and Address of Beneficial Owner	Position	Amount and Nature of Mayfair Beneficial Ownership	Percent of Mayfair Common Stock
Clive de Larrabeiti South Lodge, Paxhill Park, W Sussex, RH16 2QY	President	6,515,000	13.9%
Peter Mills South Lodge, Paxhill Park, W Sussex, RH16 2QY	Chief Financial Officer	55,000	*
Paul Chung South Lodge, Paxhill Park, W Sussex, RH16 2QY	Director	50,000	*
All current directors, executive officers and named executive officers as a group (four persons)		6,620,000	14.1%

*           Indicates less than one percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE.

Our Board of Directors reviews and approves all related party transactions on an on-going basis.  The Company has rented office space at South Lodge, Paxhill Park, West Sussex from its president at a monthly rent of £750 from January 1, 2007.

Other than the transaction stated above, none of the directors or executive officers of the Company, nor any other person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding share of its Common Stock, nor any associate or affiliate of such persons or companies has any material interest, direct or indirect, in any transaction that has occurred since April 1 2006, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

Paul Chung served on our Board of Directors and is considered “independent” as that term is defined in section 803A of the American Stock Exchange Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Malone Bailey LLP serves as our independent registered public accounting firm.

Audit Fees

During the fiscal years ended March 31, 2007 and 2006, Malone Bailey and Chantrey Vellacott FFK LLP billed us aggregate fees and expenses in the amount of $15,000 and $50,000 repectively.  These aggregate fees listed above include professional services for the audit of our annual financial statements included in our reports on Form 10-Q and Form 10-K.

Audit Related Fees

There were no fees billed by Malone Bailey LLP or Chantrey Vellacott DFK LLP for audit related services rendered during fiscal years ended March 31, 2007 and 2006.

Tax Fees

There were no fees billed by Malone Bailey LLP or Chantrey Vellacott DFK LLP for tax services rendered during fiscal years ended March 31, 2007 and 2006.

All Other Fees

There were no other services provided by Malone Bailey or Chantrey Vellacott DFK LLP during fiscal years ended March 31, 2007 and 2006.

Audit Pre-Approval Practice

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards.

The entire board of Directors act as the Audit Committee and as such, it considers whether to approve any audit services or non-audit services.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

a)	Reports on Form 8-K

A Form 8-K was filed on January 18, 2005
A Form 8-K was filed on May 31, 2005
A Form 8-K was filed on June 3, 2005
A Form 8-K was filed on April 13, 2006
A Form 8-K was filed on June 30, 2006
A Form 8-K was filed on July 11, 2006
A Form 8-K was filed on July 21, 2006
A Form 8-K was filed on September 14, 2006
A Form 8-K was filed on October 4, 2006
A Form 8-K was filed on February 5, 2007
A Form 8-K was filed on July 2, 2007

A Form 8-K was filed on October 24, 2007
A Form 8-K was filed on February 20, 2008
A Form 8-K was filed on March 19, 2008
A Form 8-K was filed on May 6, 2008
A Form 8-K was filed on July 15, 2008
A Form 8-K was filed on August 7, 2008
A Form 8-K was filed on July 2, 2009
A Form 8-K was filed on July 24, 2009
A Form 8-K was filed on November 16, 2009
A Form 8-K was filed on May 14, 2010
A Form 8-K was filed on June 29, 2010

b)	Exhibits

3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	Specimen Stock Certificate

10.1*	Bill of Sale Absolute

10.2*	Statement of Trustee

10.3*	Deed

31.1	Certifications Pursuant to Rule 13(a) – 14(a) (Section 302 of Sarbanes-Oxley)

32.1	Certifications Pursuant to Rule 13(a) – 14(b) (Section 906 of Sarbanes-Oxley)

*    Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-102117bon December 23,2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1834, the registrant caused this report to be signed on its behalf buy the undersigned, thereunto duly authorized.

MAYFAIR MINING & MINERALS INC

Date: July 15, 2010	By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
President

Date: July 15, 2010	By: /s/ Peter Mills
Peter Mills
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: July 15, 2010	By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
President

Date: July 15, 2010	By: /s/ Peter Mills
Peter Mills
Chief Financial Officer

Date: July 15, 2010	By: /s/ Paul Chung
Paul Chung
Director

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Mayfair Mining & Minerals, Inc. (“the Company”) as of March 31, 2007, and the consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and for the period from August 14, 2002 (inception) to  March 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the cumulative period from August 14, 2002 (inception) to March 31, 2006 were audited by other auditors whose reports dated August 10, 2006 expressed an unqualified opinion on those statements with explanatory paragraphs discussing the Company’s ability to continue as a going-concern. Our opinion on the shareholders’ equity, statements of operations and cash flows from inception of the exploration stage to March 31, 2006, insofar as it relates to amounts for prior periods through March 31, 2006,  is solely based on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and the results of their operations and cash flows for the year then ended and for the period from inception through March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities.  These factors raise substantial doubts about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebaileycom
Houston, Texas

July 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Mayfair Mining & Minerals, Inc. and  Subsidiaries (an exploration stage company) as at March 31, 2006, and the consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and for the period from August 14, 2002 (inception) to  March 31, 2006.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as at March 31, 2005 and for the year then ended, and for the cumulative period from August 14, 2002 (inception) to March 31, 2005 were audited by other auditors whose report dated June 28, 2005 expressed an unqualified opinion on those statements with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the stockholders’ equity, statements of operations and cash flows from inception of the exploration stage to March 31,  2005, insofar as it relates to amounts for prior periods through March 31, 2005,  is solely based on the report of the other auditors.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1(c) to the consolidated financial statements, the Company incurred a net loss of $1,809,996 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities.  These factors raise substantial doubts about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1(c).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

London, United Kingdom	Chantrey Vellacott DFK LLP
10 August, 2006	Chartered Accountants

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	MARCH 31
	2007	2006

ASSETS

Current
Cash	$-	$1,122,532

Total current assets	-	1,122,532

Property and Equipment	-	58,940
Mineral Properties	-	64,286

Total Assets	$-	$1,245,758

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$203,875	$103,952
Short term debt – related party	190,000	-

Total Liabilities	$393,875	$103,952

SHAREHOLDERS’EQUITY (DEFICIT)

Common Stock
Authorized: 75,000,000 shares, par value $0.001 per share

Issued and outstanding:16,440,000 shares in 2007 and
12,149,000 shares in 2006	$16,440	$12,149
Common stock subscribed	-	1,170,500
Additional paid-in capital	5,876,611	1,759,935

Deficit Accumulated During The Exploration Stage	(6,286,926)	(1,809,996)

Non-Controlling Interest	-	9,218
Total Shareholders' Equity (Deficit)	$(393,875)	$1,141,806

Total Liabilities and Shareholders’ Equity	$-	$1,245,758

See notes to consolidated financial statements

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			AUGUST 14
	YEARS ENDED		2002 TO
	MARCH 31		MARCH 31
	2007	2006	2007

Expenses
Exploration expense	$100,762	$129,692	$233,026
Office and sundry	143,717	67,143	243,041
Organizational costs	-	-	1,215
Professional fees	246,311	123,959	414,777
Compensation	2,205,738	455,292	3,326,030
Travel	105,895	86,157	227,291
Donated furniture expense	100,000	-	100,000
Mineral property acquisition costs	40,461	-	41,832
Investment impairment	1,262,264	-	1,262,264
Management fees	281,000	164,000	501,736

Loss For The Period Before Non Controlling Interests	$4,486,148	$1,026,243	$6,351,212

Non Controlling Interest In Loss Of Consolidated Subsidiary	(9,218)	(52,488)	(64,286)

Net Loss	$4,476,930	$973,755	$6,286,926

Basic & Diluted Loss Per Share	$(0.29)	$(0.08)

Weighted Average Shares Outstanding	15,677,824	12,133,397

See notes to consolidated financial statements

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31		PERIOD FROM INCEPTION AUGUST 14 2002 TO MARCH 31
	2007	2006	2007
Cash Flows From Operating Activities
Net Loss	$(4,476,930)	$(973,755)	$(6,286,926)
Adjustments To Reconcile Net Income To Net Cash Used By Operating Activities
Stock option expense	2,052,217	376,000	3,087,217
Stock issued for services	75,000	-	75,000
Impairment of assets	112,339	-	112,339
Depreciation and amortization	16,725	-	16,725
Minority interest in loss of consolidated subsidiary	(9,218)	(52,488)	(64,286)
Charitable donation of office furniture	100,000	-	100,000
Impairment of investment	1,149,925	-	1,149,925
Changes in assets and liabilities:
Prepaid expense	-	302	-
Accounts receivable	(98)	-	(98)
Inventory	(68,766)	-	(68,766)
Mineral rights reserve	66,665	-	66,665
Accounts payable and accrued liabilities	99,923	87,789	203,875
	(882,218)	(562,152)	(1,608,330)

Cash Flows From Investing Activities
Purchase of capital assets	(3,639)	(56,061)	(62,579)
Cash paid for investment	(782,425)	-	(782,425)
	(786,064)	(56,061)	(845,004)
Cash Flows From Financing Activities
Common stock issued	232,000	74,500	988,500
Share subscriptions received	123,750	1,170,500	1,294,250
Borrowings on debt	190,000	-	190,000
Capital stock issue costs	-	-	(19,416)
	545,750	1,245,000	2,453,334

Net (Decrease)/Increase In Cash	(1,122,532)	626,787	-
Cash, Beginning Of Period	1,122,532	495,745	-

Cash, End Of Period	$-	$1,122,532	$-

Stock Issued For Investment	$367,500	$-	$367,500
Interest Paid	$1,317	$-	$1,317
Taxes Paid	$-	$-	$-

See notes to consolidated financial statements

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						DEFICIT
	COMMON STOCK					ACCUMULATED
			ADDITIONAL	SHARE	NON	DURING THE
			PAID-IN	SUBSCRIPTIONS	CONTROLLING	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	INTEREST	STAGE	TOTAL

Shares issued for cash at $0.001	7,000,000	$7,000	$-	$-	$-	$-	$7,000
Related party loan payable contributed as capital	-	-	16,536	-	-	-	16,536
Net loss for the period	-	-	-	-	-	(3,291)	(3,291)

Balance, March 31, 2003	7,000,000	7,000	16,536	-	-	(3,291)	20,245

Related party loan payable Contributed as capital	-	-	7,075	-	-	-	7,075
Shares issued for cash at $0.10, net of share issue costs of 19,416	1,500,000	1,500	129,084	-	-	-	130,584
Net loss for the year	-	-	-	-	-	(31,472)	(31,472)

Balance, March 31, 2004	8,500,000	8,500	152,695	-	-	(34,763)	126,432

Repayment of related party loan contributed as capital	-	-	(23,611)	-		-	(23,611)
Shares issued for cash at $0.15	3,500,000	3,500	521,500	-		-	525,000
Non-Controlling Interest in Mayfair Zambia					64,286		64,286
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-		(2,580)	-	(2,580)
Stock-based compensation	-	-	659,000	-		-	659,000
Net loss for the year	-	-	-	-		(801,478)	(801,478)

Balance, March 31, 2005	12,000,000	12,000	1,309,584	-	61,706	(836,241)	547,049

Shares issued for cash at $0.50	149,000	149	74,351	-		-	74,500
Share subscriptions received	-	-	-	1,170,500		-	1,170,500
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-	-	(52,488)	-	(52,488)
Stock-based Compensation	-	-	376,000	-		-	376,000
Net loss for the year						(973,755)	(973,755)
Balance, March 31, 2006	12,149,0000	$12,149	$1,759,935	$1,170,500	$9,218	$(1,809,996)	$1,141,806

The accompanying notes are an integral part of these consolidated financial statements

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						DEFICIT
	COMMON STOCK					ACCUMULATED
			ADDITIONAL	SHARE	NON	DURING THE
			PAID-IN	SUBSCRIPTIONS	CONTROLLING	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	INTEREST	STAGE	TOTAL
Continued
Balance, March 31, 2006	12,149,000	$12,149	$1,759,935	$1,170,500	$9,218	$(1,809,996)	$1,141,806
Shares issued for cash at $0.50	464,000	464	231,536				232,000
Options exercised	825,000	825	122,925				123,750
Shares allocated from share subscriptions	2,337,000	2,337	1,168,163	(1,170,500)			-
Shares issued for acquisition of office furniture	100,000	100	99,900				100,000
Shares issued for acquisition of investment	490,000	490	367,010				367,500
Shares issued for services	75,000	75	74,925				75,000
Stock based compensation	-	-	2,052,217				2,052,217
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-	-	(9,218)	-	(9,218)
Net loss for the year						(4,476,930)	(4,476,930)
Balance, March 31, 2007	16,440,000	$16,440	$5,876,611	$-	$-	$(6,286,926)	$(393,875)

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

1.    SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Mayfair Mining & Minerals Inc. and Subsidiaries (the “Company”) have been prepared with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

It was determined that effective control of Union Prospection Miniere was never transferred to the Company in accordance with normal business practices. Due to these unavoidable circumstances and others beyond the Company’s control the Directors of the Company determined a write-off of the total investment in this venture was warranted.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Mayfair Mining & Minerals, Inc., its wholly-owned subsidiaries Mayfair Mining & Minerals (UK) Ltd. and Mayfair Gemstones Ltd, and its 70%-owned subsidiary Mayfair Mining and Minerals (Zambia) Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Organization

The Company was incorporated in the State of Nevada, U.S.A. on August 14, 2002.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenue from its planned operations.  It is primarily engaged in the acquisition and exploration of new mining properties and in the extraction of a commercial minable reserve in Zambia.

Organizational and Start Up Costs

Costs of start up activities, including organizational costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2006, cash and cash equivalents consists of cash only.

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

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the consolidated statement of operations.

Income Taxes

The Company has adopted FASB Accounting Standards Codification 740 - “Accounting for Income Taxes”.  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Stock Based Compensation

The Company has adopted FASB ASC 718 - “Share Based Payment” to account for stock based transactions with employees, officers, directors, and outside consultants.  Accordingly, the fair value of stock options is charged to operations or resource property costs as appropriate, with an offsetting credit to additional paid-in capital.  The fair value of stock options which vest immediately is recorded at the date of grant; the fair value of options which vest in future is recognized on a straight-line basis over the vesting period.  Any consideration received on exercise of stock options together with the related portion of contributed surplus is credited to share capital.

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

Basic and Diluted Loss Per Share

In accordance with FASB ASC 260 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2007 and 2006, any outstanding stock equivalents were anti-dilutive, so basic and diluted loss per share are the same.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair value.

Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in FASB ASC 360-10 – “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. As of March 31, 2007, the Company recorded impairment of operating assets of $112,339 and the investment in Union Prospection Miniere of $1,149,925.  See note 4 to the consolidated financial statements.

Asset Retirement Obligations

The Company has adopted FASB ASC 410-20 – “Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  FASB ASC 410-20 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.  The Company has not recorded any asset retirement obligation to date as the amounts, if any, are not significant at this time.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a significant impact on its financial position or result of operations.

2.    GOING CONCERN

The accompanying financial statements have been prepared assuming that Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has accumulated a deficit and a working capital deficiency as of March 31, 2007 and has continuous net losses since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties and extraction of its commercial minable reserves.  Management has plans to seek additional capital through a public offering of its common stock.  Accordingly, there is substantial doubt about the company’s ability to continue as a going concern.  The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.    MINERAL PROPERTY INTERESTS

a)    Zambia

On January 17, 2005, the Company entered into an agreement with two Zambian private companies under which Mayfair Mining & Minerals (Zambia) Limited (“Mayfair Zambia”), a private company, was formed (‘The Agreement’).

Under the Agreement, the Company agreed to provide a loan of $150,000 to Mayfair Zambia as the first year’s budget to incorporate Mayfair Zambia and set up the infrastructure necessary to perform three years of work programs, and to fund plant requirements to reopen an amethyst mine.  As consideration for making the loan, the Company received a 70% equity interest in Mayfair Zambia.  The Company will be repaid the loan from proceeds from mining operations.

The Company is required to advance $12,500 of loan proceeds per month.  The Company has the right to withdraw its remaining funding obligations if it determines that the project is no longer feasible.  As at March 31, 2007, the Company had advanced $456,949 (March 31, 2006 - $239,014).

The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest.  The mineral properties acquired under the Arrangement have been recorded at an estimated fair value of $57,857 (2006 - $64,286).

Under the terms of the Agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $2,500 each.  The employment contract is for one year and is automatically renewable each year unless either party provides one month’s termination notice.  For the year ended March 31, 2007, the company paid $60,000 (March 31, 2006 - $36,000)

The Agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

b)    Madagascar

On April 18, 2006, the Company entered into an agreement to acquire a 51% interest in a Madagascan private company, Union Prospection Miniere which controls 16 sapphire licences covering an area of 1,487 square kilometres for a consideration of £780,000.  This was financed from existing cash reserves.

On June 29, 2006 the Company entered into an agreement to acquire the remaining 49% interest in the Madagascan private company for a consideration of 490,000 restricted common shares in the company, valued at $367,500.

It was subsequently determined that effective control of Union Prospection Miniere was never transferred to the Company.  The total investment in this venture has therefore been written off in the period that the expenditure was incurred.

4.   IMPAIRMENT

Mining Related Assets

As of March 31, 2007, the Company evaluated its mineral property costs, inventory and property, plant and equipment for impairment in accordance with FASB ASC 360-10.  The Company determined that the discounted future cash flows expected to be generated from these assets were not sufficient to support the asset balances as of March 31, 2007 and accordingly recorded an impairment loss of $112,339.

Madagascar

As described in Note 3, the Company wrote off its investment in Union Prospection Miniere as of March 31, 2007.  The amount of write off was $1,149,925 and is included in impairment in the consolidated statement of operations for the year ended March 31, 2007

5.   RELATED PARTY TRANSACTIONS

During the year ended March 31, 2007, the Company paid management fees amounting to $140,000 to two directors.  Of this amount, $0 (March 31, 2006 - $20,000) was outstanding and included in accounts payable and accrued liabilities at March 31, 2007.

During the year ended March 31, 2007, the Company paid management fees amounting to $105,000 to two members of its advisory board.  Of this amount $0 (March 31, 2006 - $4,000) was outstanding and included in accounts payable and accrued liabilities at March 31, 2007.

The Company’s administrative office is located at South Lodge, Paxhill Park, Lindfield,  West Sussex RH16 2QY. The company rents an office at this address with effect from January 1, 2007 at a rental rate of approximately US$1,500 a month. The rent is paid to the owner of the office building who is an Officer and Director of the Company.

6.   CAPITAL STOCK

Common Shares

During the year ended March 31, 2007, the Company issued 464,000 shares of common stock for cash at a price of $0.50 per share in a private placement for total proceeds of $232,000.

During the year ended March 31, 2007, subscriptions for 2,337,000 shares of common stock received in the previous year were issued.

During the year ended March 31, 2007, 825,000 common stock options were exercised at $0.15 per share for total proceeds of $123,750

During the year ended March 31, 2007, the Company issued 100,000 shares of common stock valued at $100,000 for the acquisition of office furniture.  The furniture was subsequently donated and the value was expensed.

During the year ended March 31, 2007, the Company issued 490,000 shares of common stock valued at $367,500 for the acquisition of 49% of the issued share capital of Union Prospection Miniere.

During the year ended March 31, 2007, the Company issued 75,000 shares of common stock valued at $75,000 for services.

7.   STOCK OPTIONS

During the year ended March 31, 2006, the Company granted 400,000 options to purchase restricted shares of common stock to consultants, employees, directors and officers.  The options are exercisable at a price of $0.15 until February 7, 2009 and convertible into restricted rule 144 shares which are restricted from trading for two years.  The Company has reserved a further 200,000 shares for future stock option grants

During the year ended March 31, 2006, the Company reserved a further 2,000,000 shares for future stock option grants.  The options are exercisable at a price of $0.50 and convertible restricted rule 144 shares, which are restricted from trading for two years.

During the year ended March 31, 2007, the Company granted 200,000 options, previously reserved, to purchase restricted shares of common stock to consultants and employees.  The options are exercisable at a price of $0.15 until June 1, 2009 and convertible into restricted rule 144 shares, which are restricted from trading for two years.  These options vest immediately upon grant.

During the year ended March 31, 2007, the Company granted 2,000,000 options, previously reserved, to purchase restricted shares of common stock to consultants, employees, directors and officers.  The options are exercisable at a price of $0.50 until June 1, 2009 and convertible into restricted rule 144 shares, which are restricted from trading for two years.  These options vest immediately upon grant.

During the year ended March 31, 2007, 825,000 options to purchase restricted shares of common stock were exercised at $0.15 for total proceeds of $123,750

Stock Option transactions are summarized as follows

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED REMAINING CONTRACTUAL LIFE IN YEARS
Outstanding and exercisable as at April 1, 2005	1,400,000	$0.15	2.98
Granted	400,000	0.15	2.86
Outstanding and exercisable as at April 1, 2006	1,800,000	0.15	1.98
Granted	200,000	0.15	2.17
Granted	2,000,000	0.50	2.17
Exercised	(825,000)	0.15

Balance as at March 31, 2007	3,175,000	$0.37

Stock based compensation expense recorded for the year ended March 31, 2006 included $211,500 for employees, officers and directors and $164,500 for consultants, for a total of $376,000.  The compensation comprised options, all of which were outstanding at March 31, 2006.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.  As of March 31, 2007, we had options outstanding to purchase an aggregate 1.175m shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $258,500. During the year ended March 31, 2007, intrinsic value of options exercised under our stock option plans was $272,250, determined as of the date of exercise.

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model.  The weighted average fair value of options granted was $0.94 per share.  The assumptions used to calculate the fair value are as follows:

Dividend yield	0
Expected volatility	183%
Risk free interest rate	3.25%
Expected life from the date of grant	3 years

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

Stock based compensation expense recorded for the year ended March 31, 2007 included $792,902 for employees, officers and directors, and $1,259,315 for consultants, for a total of $2,052,217.

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model.  The weighted average fair value of options granted at 15 cents was $0.98 per share and the options granted at 50 cents was $0.93 per share.  The assumptions used to calculate the fair value are as follows:

Dividend yield	0
Expected volatility	175%
Risk free interest rate	3.25%
Expected life from the date of grant	3 years

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

8.   INCOME TAXES

The Company is subject to United States income taxes, and United Kingdom and Zambia income taxes (to the extent of its operations in the United Kingdom and Zambia).  The Company had no income tax expense during the reported periods due to net operating losses.

a)  A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2007	2006

Loss for the period	$(4,486,148)	$(1,026,243)

Average statutory tax rate	35%	35%

Expected income tax provision	(1,570,000)	(359,000)
Non-deductible stock based compensation	718,000	131,000
Increase in valuation allowance	852,000	228,000

Income tax expense	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006

Total income tax operating loss carry forward	$3,264,000	$830,000

Statutory tax rate	35%	35%

Deferred income tax asset	1,142,000	290,000

Valuation allowance	(1,142,000)	(290,000)

	$-	$-

b)
The Company has incurred operating losses for tax purposes of approximately $3,264,000 which, if unutilized, may expire depending on the jurisdiction.  Future tax benefits, which may arise as a result of these losses and which are subject to the fiscal laws in the jurisdictions concerned at the time of claiming relief, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards if applicable by jurisdiction:

		EXPIRATION
		DATE OF
		INCOME TAX
		OPERATING
	NET	LOSS CARRY
	LOSS	FORWARDS
United States

2003	$3,000	2023
2004	32,000	2024
2005	136,000	2025
2006	434,000	2026
2007	1,761,000	2027

Zambia

2005	9,000	2010
2006	175,000	2011
2007	585,000	2012

United Kingdom

2006	41,000	*
2007	88,000	*

Total income tax operating loss carry forward	$3,264,000	*

* Tax losses incurred in the United Kingdom can be carried forward indefinitely and offset against future profits of the same trade.

9.   SUBSEQUENT EVENTS

On June 21, 2007 Clive de Larrabeiti, the CEO and President of the issuer, lent the Company an additional $40,000.

On April 22, 2008, the Company issued 200,000 shares of common stock for services provided by third parties.

On May 7, 2008, the Company announced that it had reached a definitive agreement with Mayfair’s Zambian partners and co-shareholders in Mayfair Mining & Minerals Zambia Limited, to acquire the Partners’ residual 30% shareholding in Mayfair Zambia giving Mayfair 100% ownership of Mayfair Zambia.

On June 19, 2008, the Company issued 100,000 shares of common stock for services provided by third parties.

On June 19, 2008, the company issued 750,000 shares of common stock for consideration for the acquisition of the remaining 30% interest in Mayfair Zambia.

Subsequent to March 31, 2007, the Company sold 29,389,000 shares of common stock at $0.10 per share for total proceeds of $2,938,900.