Form 10-K
period 2008-03-31
MAYFAIR MINING & MINERALS INC
filed 2011-01-05
CIK 1211526

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-102117

MAYFAIR MINING & MINERALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	45-0487294 (Employer Identification No.)

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
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for its most recent fiscal year are $18,513.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, as of January 3, 2011 is $906,475.

As of January 3, 2011, there were 36,259,000 shares of common voting stock, $0.001 par value per share held by non-affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  [] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 3, 2011 – 42,879,000 shares of common stock.

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

Transitional Small Business Disclosure Format (Check one):  Yes  ☐; No ☒

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

ZAMBIA PROJECTS

The Zambian licenses consist of two prospective mining projects:

►	Mapatizya Amethyst concessions
►	Siavonga license

The Mapatizya Amethyst concessions encompass over 600 hectares located in the Kalomo District of Zambia, approximately 115 kilometers from Kalomo Town and 415 kilometers from Kafue.  Mapatizya is the principal amethyst mining area in Zambia.  Access to the area is possible throughout the dry season. The road is maintained by the Government and can accommodate heavy trucks.  There is good infrastructure in the region and good road access to the concessions.  Due to the world-wide economic downturn and the lack of available funding, mining operations at Mapatizya have been put on standby since late 2008, for the foreseeable future.  A second license application, Siavonga, which is prospective for Uranium, has been approved and formal confirmation of this is pending.

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

During 2007, the Company was informed by its Zambian partners that the ownership of the Nansenga Stream license had been disputed and it was subsequently lost.

On May 7, 2008, the Company announced that it had reached a definitive agreement with the Nyendwa family to acquire their residual 30% shareholding in the joint venture company giving the Company 100% ownership of Mayfair Mining & Minerals (Zambia) Ltd.

On March 15, 2010, the Company was informed by its Zambian partners that the Funzwe River license had not been renewed and had lapsed.

Zambia Facility

The Company’s facilities in Zambia include offices, knocking and storage areas located at Plot No 11, Buyantanshi Road, Kafue Township Area, Kafue, Zambia and are held on a 99 year lease which was obtained as part of the purchase of the residual 30% shareholding in the subsidiary Mayfair Mining & Minerals (Zambia) Limited.

Geology

Mapatizya

The Mapatizya amethyst concessions consist of a group of mining concessions near Lake Kariba in the principal Zambian amethyst producing area.  These concessions may contain a gemstone resource, as indicated by the limited preliminary studies carried out by the Geological Survey of Zambia.

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

Current Exploration Work

Mapatizya

Mayfair Mining commenced limited production of the Mapatizya amethyst in 2005.  This production continued sporadically during the following three years however, due to the economic downturn and subsequent shortage of available funding, mining operations have been put on standby since late 2008, for the foreseeable future.

Employees

The Zambian subsidiary company employs two Directors and one accountant. During the mining season up to 100 casual laborers are employed in the Company’s amethyst operations in Mapatizya when in production.  These employees have not been utilized since late 2008..

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

On May 15, 2008, the Company announced that it had increased its production of amethyst gemstones during the month throughout-take and joint marketing agreements with three neighboring amethyst producers in the area of the Company’s operations in the Mapatizya area of Zambia. The Company also announced that it had shipped its first container of rough amethyst to Hong Kong and received payment.

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

Corporate Developments during the Fiscal Year 2009-2010

On June 29, 2009, the Company entered into an agreement with Cambridge Mineral Resources plc, a UK incorporated company, to acquire its wholly-owned Spanish subsidiary Recursos Metalicos SA for a total consideration of $7,500,000 by the issuance of 10,000,000 Rule 144 common shares and $250,000 in cash. The assets of this company comprised all the properties and related rights and permits to two mining projects, namely Lomero-Poyatos and Masa Valverde both located in the Iberian Pyrite Belt of Southern Spain and two applications for mining permits, namely El Alamo and Migollas. This agreement and the subsequent transaction has not closed as of the date of this report.

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

Bid Price Information for Common Stock
	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$0.35	$ 0.04	$ 1.94	$ 0.56
Second Quarter	$0.20	$ 0.10	$ 0.80	$ 0.48
Third Quarter	$0.20	$ 0.15	$ 0.65	$ 0.37
Fourth Quarter	$0.36	$ 0.20	$ 0.50	$ 0.24

The closing bid price of the Common Stock as reported on January 3, 2011, was $0.025.

Holders

As of January 3 2011, there were 91 holders of record of the Company’s Common Stock.  This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name”.

Dividends

The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years.  The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.

Equity Compensation Plan Information

As at January 3, 2011, 4,000,000 shares had been allocated as Employee Stock Options under the company’s proposed Employee Stock Option Plan.  1,125,000 shares have been issued, and 2,875,000 have lapsed.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements”.  All statements, other than statements of historical fact, included in this form 10KSB that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

•	The amount and nature of future capital, development and exploration expenditures;
•	The timing of exploration activities; and
•	Business strategies and development of our business plan.

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

Going-Concern – Presentation of Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception in August 2002, the Company has generated little revenue and has incurred a net loss of $7,965,768 from inception through to March 31, 2008.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock to fund its operations.  As of March 31, 2008, the Company has working capital deficit of $600,877.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  Management’s plans with regard to these conditions are described below.

Plan of Operations

The Company is an exploration stage company, formed under the laws of the state of Nevada on August 14, 2002, to engage in the business of mining.  The Company currently owns 2 prospective mining projects in Zambia.  The Company’s objective is to define sufficient mineral reserves on the properties to justify a full-scale mining operation.  The Company conducts its operations in Zambia through its wholly owned subsidiary, Mayfair Mining & Minerals (UK) Ltd.

To date, Mayfair Mining, through its wholly owned subsidiary, Mayfair Mining and Minerals (UK) Limited  has incorporated a Zambian joint venture company, Mayfair Mining & Minerals (Zambia) Limited, whose  principal activity is to explore for and mine gold, platinum, uranium, copper and gemstones, particularly amethyst.

Results of Operations

For the fiscal year ended March 31, 2008, the Company experienced a consolidated net loss of $1,678,842 or $0.08 per share, compared to a consolidated net loss of $4,476,930 or $0.29 per share during the comparable period last year.  The $2,798,088 decrease in consolidated net loss is primarily due to a reduction in impairment amounting to $1,000,133 and a decrease of $1,956,289 in compensation.  Although there were sales during the fiscal year, there was not enough progress made subsequently and production was halted in late 2008.

Stock Based Compensation

Stock based compensation decreased $2,052,217 to $0.  No further stock options have been granted to date. In accordance with ASC 718-10, the Company recognizes stock based compensation over the vesting period based upon the fair value of the options at date of grant.  During 2006, the Company granted options to purchase 400,000 shares vesting immediately on grant at a price of $0.15 to employees and advisory board members.  The Company recorded $376,000 of stock based compensation in 2006 relating to these options.  During 2007, the Company granted options to purchase 200,000 shares vesting immediately on grant at a price of $0.15 and 2,000,000 shares vesting immediately on grant at a price of $0.50 to employees, advisory board members and consultants.  The Company recorded stock based compensation of $2,052,217 during 2007 relating to these options.

Liquidity and Capital Resources

Cash Flows

During the fiscal year ended March 31, 2008, the Company utilized cash on hand and proceeds from share subscriptions received to fund its operations.  As a result, cash and cash equivalents increased from $0 at March 31, 2007 to $59,977 at March 31, 2008.

Capital Resources

As of March 31, 2008, the Company had cash and cash equivalents of $59,977.  Since inception, the company has relied primarily upon proceeds from private placement of its shares as its primary source of financing to fund its operations.  We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations.  Issuance of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

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

Impairment of Long-Lived Assets

Since inception, the Company recorded impairment of $1,524,395. See Note 4 to the consolidated financial statements.

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

See Financial Statements following the signature page of this form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the year ended March 31, 2008, included in this report have been audited by Malone Bailey, of Houston, Texas. The company filed an 8-K with the SEC, dated May 14, 2010, reporting the change of auditors from Chantrey Vellacott to Malone Bailey LLP.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of March 31, 2008 we have carried out an evaluation, under the supervision of, and with the participation of the management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based upon the foregoing, the President and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective in light of the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2008 due to the following material weaknesses:

•
Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants.  Management corrected any errors prior to the release of our company’s March 31, 2008 consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Paul Chung MBA Director	2002	53
Paul Chung was appointed a director of the Company in August 2002.  He is a professional geologist who has served and advised as a private and public company director and CFO to a number of junior mining companies in North America. Since 2001 he has been the President of Clear Energy Systems Inc., a private start-up company in Phoenix, Arizona for the production of power generators.  Since May, 2003 he has been the Chief Financial Officer of Geocom Resources, a natural resource company listed on the OTCBB (GOCM). Since September, 2004 he has been a director of Soho Resources Corp., a natural resource company listed on the TSX (SOH:TSX) but resigned his directorship on October 21, 2010.  Since May, 2008, he has been a director of Sunridge Investments Corp. (SRG:TSX).  Since June 2009, he has been a director of Rio Grande Mining Corp. (RGV:TSX).  He is a resident of Vancouver, Canada.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years March 31, 2008 and 2007 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s most highly compensated executive officers (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(1)	Total ($)
Clive de Larrabeiti President	2008 2007	125,693 120,000	0 310,000(2)	125,693 430,000
Dr Michael H Smith(3) Vice President, Operations	2008 2007	0 20,000	0 62,000(4)	0 82,000
Peter Davy(5) Director	2008 2007	61,658 0	0 0	61,658 0
Peter Mills(6) Chief Financial Officer	2008 2007	25,000 0	0 0	25,000 0

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

(5)	Mr Davy was appointed on October 1, 2007 and resigned on July 10, 2008

(6)	Mr Mills was appointed on October 22, 2007

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

When the Board considers total cash compensation for our named executive officers, we do so by evaluating their responsibilities, experience and the competitive marketplace.  Specifically the Board considers the following factors:

•	The executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;

•	Performance compared to the financial, operational and strategic goals established for the Company;

•	The nature, scope and level of the executive’s responsibilities;

•	Competitive market compensation paid by other companies for similar positions, experience and performance levels; and

•	The executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

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

All the option granted to executive officers during fiscal years ended March 31, 2008 and 2007 vest immediately at date of grant.  We believe that these option grants serve as additional incentive for our officers and in turn the achievement of these objectives will help our performance.

Stock Option, Stock Awards and Equity Incentive Plans

The following table sets forth the outstanding equity awards for each named executive officer at March 31, 2008

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards

Name and Principal Position	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Clive de Larrabeiti President	500,000	$ 0.50	6/1/2009
Dr Michael H Smith Vice President	100,000	$ 0.50	6/1/2009
Peter Mills Chief Financial Officer	50,000	$ 0.50	6/1/2009

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The number of shares outstanding of the Company’s common stock as of January 3, 2011 was 42,879,000.

Security Ownership of Management

The following table sets forth as of January 3, 2011, the number of shares of the Company’s current directors, the Company’s executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

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

Other than the transaction stated above, none of the directors or executive officers of the Company, nor any other person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding share of its Common Stock, nor any associate or affiliate of such persons or companies has any material interest, direct or indirect, in any transaction that has occurred since April 1 2008, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

Paul Chung served on our Board of Directors and is considered “independent” as that term is defined in section 803A of the American Stock Exchange Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Malone Bailey LLP serves as our independent registered public accounting firm.

Audit Fees

During the fiscal years ended March 31, 2008 and 2007, Malone Bailey LLP billed us aggregate fees and expenses in the amount of $4,500 and $4,500 respectively.  These aggregate fees listed above include professional services for the audit of our annual financial statements included in our reports on Form 10-Q and Form 10-K.

Audit Related Fees

There were no fees billed by Malone Bailey LLP for audit related services rendered during fiscal years ended March 31, 2008 and 2007.

Tax Fees

There were no fees billed by Malone Bailey LLP for tax services rendered during fiscal years ended March 31, 2008 and 2007.

All Other Fees

There were no other services provided by Malone Bailey during fiscal years ended March 31, 2008 and 2007.

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
A Form 8-K was filed on February 5, 2007
A Form 8-K was filed on July 2, 2007
A Form 8-K was filed on October 24, 2007
A Form 8-K was filed on February 20, 2008
A Form 8-K was filed on March 19, 2008
A Form 8-K was filed on May 6, 2008
A Form 8-K was filed on July 15, 2008
A Form 8-K was filed on August 7, 2008
A Form 8-K was filed on July 2, 2009
A Form 8-K was filed on July 24, 2009
A Form 8-K was filed on November 16, 2009
A Form 8-K was filed on May 14, 2010
A Form 8-K was filed on June 29, 2010

b)	Exhibits

3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	Specimen Stock Certificate

10.1*	Bill of Sale Absolute

10.2*	Statement of Trustee

10.3*	Deed

23.1	Consent of Morgan & Company

31.1	Certifications Pursuant to Rule 13(a) – 14(a) (Section 302 of Sarbanes-Oxley)

31.2	Certifications Pursuant to Rule 13(a) – 14(a) (Section 302 of Sarbanes-Oxley)

32.1	Certifications Pursuant to Rule 13(a) – 14(b) (Section 906 of Sarbanes-Oxley)

32.2	Certifications Pursuant to Rule 13(a) – 14(b) (Section 906 of Sarbanes-Oxley)

*    Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-102117bon December 23,2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1834, the registrant caused this report to be signed on its behalf buy the undersigned, thereunto duly authorized.

MAYFAIR MINING & MINERALS INC

Date: January 5, 2011	By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
President

Date: January 5, 2011	By: /s/ Peter Mills
Peter Mills
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: January 5, 2011	By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
Director

Date: January 5, 2011	By: /s/ Peter Mills
Peter Mills
Director

Date: January 5, 2011	By: /s/ Paul Chung
Paul Chung
Director

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Mayfair Mining & Minerals, Inc. (“the Company”) as of March 31, 2008 and 2007, and the consolidated statements of operations, shareholders’ equity and cash flows for the years then ended and for the period from August 14, 2002 (inception) to  March 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the cumulative period from August 14, 2002 (inception) to March 31, 2006 were audited by other auditors whose reports dated August 10, 2006 expressed an unqualified opinion on those statements with explanatory paragraphs discussing the Company’s ability to continue as a going-concern. Our opinion on the shareholders’ equity, statements of operations and cash flows from inception of the exploration stage to March 31, 2008, insofar as it relates to amounts for prior periods through March 31, 2006,  is solely based on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from inception through March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

January 4, 2011

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	MARCH 31
	2008	2007

ASSETS

Current
Cash	$59,977	$-
Accounts receivable	9,963	-
Total Assets	$69,940	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$309,865	$203,875
Accounts payable and accrued liabilities – Related Party	130,952	-
Short term debt – related party	230,000	190,000

Total Liabilities	670,817	393,875

SHAREHOLDERS’ DEFICIT

Common Stock
Authorized: 75,000,000 shares, par value $0.001 per share

Issued and outstanding: 32,216,000 shares in 2008 and 16,440,000 in 2007	32,216	16,440
Additional paid-in capital	7,332,675	5,876,611

Deficit Accumulated During The Exploration Stage	(7,965,768)	(6,286,926)

Total Shareholders' Deficit	(600,877)	(393,875)

Total Liabilities and Shareholders’ Deficit	$69,940	$-

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			AUGUST 14
	YEARS ENDED		2002 TO
	MARCH 31		MARCH 31
	2008	2007	2008

Sales
Expenses	$18,513	$-	$18,513
Exploration expense	244,705	100,762	477,731
Selling, general and administrative	561,129	595,923	1,547,453
Compensation	530,449	2,486,738	4,358,215
Mineral property acquisition costs	50,000	40,461	91,832
Impairment	262,131	1,262,264	1,524,395
Net loss from Operations	1,629,901	4,486,148	7,981,113

Other Expenses
Interest expense	48,941	-	48,941
Loss Before Non Controlling Interests	1,678,842	4,486,148	8,030,054

Non Controlling Interest In Loss Of Consolidated Subsidiary	-	(9,218)	(64,286)

Net Loss	$1,678,842	$4,476,930	$7,965,768

Basic & Diluted Loss Per Share	$(0.08)	$(0.29)
Weighted Average Shares Outstanding	21,330,345	15,677,824

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
			PERIOD FROM
			INCEPTION
			AUGUST 14
	YEARS ENDED		2002 TO
	MARCH 31		MARCH 31
	2008	2007	2008
Cash Flows From Operating Activities
Net Loss	$(1,678,842)	$(4,476,930)	$(7,965,768)
Adjustments To Reconcile Net Income To Net Cash Used By Operating Activities
Stock option expense	-	2,052,217	3,087,217
Stock issued for services	-	75,000	105,000
Impairment of assets	262,131	112,339	374,470
Depreciation and amortization	10,098	16,725	26,823
Amortization of debt discount	40,000	-	40,000
Minority interest in loss of consolidated subsidiary	-	(9,218)	(64,286)
Charitable donation of office furniture	-	100,000	100,000
Impairment of investment	-	1,149,925	1,149,925
Accounts receivable	(9,963)	(98)	(10,061)
Inventory	-	(68,766)	(68,766)
Mineral rights reserve	-	66,665	66,665
Accounts payable and accrued liabilities	105,990	99,923	309,865
Accounts payable – related parties	130,952	-	130,952
	(1,139,634)	(882,218)	(2,747,964)

Cash Flows From Investing Activities
Purchase of capital assets	(272,229)	(3,639)	(334,808)
Cash paid for investment	-	(782,425)	(782,425)
	(272,229)	(786,064)	(1,117,233)
Cash Flows From Financing Activities
Proceeds from common stock issued, net of offering costs	1,401,840	232,000	2,370,924
Share subscriptions received	-	123,750	1,294,250
Proceeds from stock options exercised	30,000	-	30,000
Borrowings on debt	40,000	190,000	230,000
	1,471,840	545,750	3,925,174

Net (Decrease)/Increase In Cash	59,977	(1,122,532)	59,977
Cash, Beginning Of Period	-	1,122,532	-
Cash, End Of Period	$59,977	$-	$59,977

Stock Issued For Investment	$-	$367,500	$367,500
Debt discount from beneficial conversion feature	$40,000	$-	$40,000
Interest Paid	$8,941	$1,317	$10,258
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						DEFICIT
	COMMON STOCK					ACCUMULATED
			ADDITIONAL	SHARE	NON	DURING THE
			PAID-IN	SUBSCRIPTIONS	CONTROLLING	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	INTEREST	STAGE	TOTAL

Shares issued for cash at $0.001	7,000,000	$7,000	$-	$-	$-	$-	$7,000
Related party loan payable contributed as capital	-	-	16,536	-	-	-	16,536
Net loss for the period	-	-	-	-	-	(3,291)	(3,291)

Balance, March 31, 2003	7,000,000	7,000	16,536	-	-	(3,291)	20,245

Related party loan payable Contributed as capital	-	-	7,075	-	-	-	7,075
Shares issued for cash at $0.10, net of share issue costs of $19,416	1,500,000	1,500	129,084	-	-	-	130,584
Net loss for the year	-	-	-	-	-	(31,472)	(31,472)

Balance, March 31, 2004	8,500,000	8,500	152,695	-	-	(34,763)	126,432

Repayment of related party loan contributed as capital	-	-	(23,611)	-	-	-	(23,611)
Shares issued for cash at $0.15	3,500,000	3,500	521,500	-	-	-	525,000
Non-Controlling Interest in Mayfair Zambia					64,286		64,286
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-		(2,580)	-	(2,580)
Stock-based compensation	-	-	659,000	-	-	-	659,000
Net loss for the year	-	-	-	-	-	(801,478)	(801,478)

Balance, March 31, 2005	12,000,000	12,000	1,309,584	-	61,706	(836,241)	547,049

Shares issued for cash at $0.50	149,000	149	74,351	-	-	-	74,500
Share subscriptions received	-	-	-	1,170,500	-	-	1,170,500
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-	-	(52,488)	-	(52,488)
Stock-based Compensation	-	-	376,000	-		-	376,000
Net loss for the year	-	-		-		(973,755)	(973,755)

Balance, March 31, 2006	12,149,000	$12,149	$1,759,935	$1,170,500	$9,218	$(1,809,996)	$1,141,806

Continued

The accompanying notes are an integral part of these consolidated financial statements

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						DEFICIT
	COMMON STOCK					ACCUMULATED
			ADDITIONAL	SHARE	NON	DURING THE
			PAID-IN	SUBSCRIPTIONS	CONTROLLING	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	INTEREST	STAGE	TOTAL
Continued
Balance, March 31, 2006	12,149,000	$12,149	$1,759,935	$1,170,500	$9,218	$(1,809,996)	$1,141,806

Shares issued for cash at $0.50	464,000	464	231,536	-	-	-	232,000
Options exercised	825,000	825	122,925	-	-	-	123,750
Shares allocated from share subscriptions	2,337,000	2,337	1,168,163	(1,170,500)	-	-	-
Shares issued for acquisition of office furniture	100,000	100	99,900	-	-	-	100,000
Shares issued for acquisition of investment	490,000	490	367,010	-	-	-	367,500
Shares issued for services	75,000	75	74,925	-	-	-	75,000
Stock based compensation	-	-	2,052,217	-	-	-	2,052,217
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-	-	(9,218)	-	(9,218)
Net loss for the year	-	-	-	-	-	(4,476,930)	(4,476,930)

Balance, March 31, 2007	16,440,000	$16,440	$5,876,611	$-	$-	$(6,286,926)	$(393,875)

Share issued for cash at $0.10, net of offering costs	15,576,000	15,576	1,386,264	-	-	-	1,401,840
Shares issued for exercise of options	200,000	200	29,800	-	-	-	30,000
Debt discount from beneficial conversion feature	-	-	40,000	-	-	-	40,000
Net loss for the year	-	-	-	-	-	(1,678,842)	(1,678,842)
	32,216,000	$32,216	$7,332,675	$-	$-	$(7,965,768)	$(600,877)

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

1.      SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Mayfair Mining & Minerals Inc. and Subsidiaries (the “Company”) have been prepared with generally accepted accounting principles in the United States.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

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

Organization

The Company was incorporated in the State of Nevada, U.S.A. on August 14, 2002.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized significant revenue from its planned operations.  It is primarily engaged in the acquisition and exploration of new mining properties and in the extraction of a commercial minable reserve in Zambia.

Organizational and Start Up Costs

Costs of start up activities, including organizational costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2008, cash and cash equivalents consists of cash only.

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

Revenue Recognition

Mayfair generates revenue from minerals are sold in bulk to third parties.  Revenue from mineral sales is recognized when the goods have been delivered to the customer and the amount is realizable.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar due to the fact that a majority of the transactions are denominated in the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the consolidated statement of operations.

Income Taxes

The Company has adopted FASB ASC 740 - “Accounting for Income Taxes.”  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

Basic and Diluted Loss Per Share

In accordance with FASB ASC 260 - “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2008 and 2007, 2,625,000 and 3,605,000 outstanding stock options were anti-dilutive, so basic and diluted loss per share are the same.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair value.

Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in FASB ASC 360-10 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended March 31, 2008 and 2007, the Company recorded impairment of operating assets of $262,131 and $112,339.

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

2.      GOING CONCERN

The accompanying financial statements have been prepared assuming that Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has accumulated a deficit and a working capital deficiency as of March 31, 2008 and has continuous net losses since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties and extraction of its commercial minable reserves.  Management has plans to seek additional capital through a public offering of its common stock.  Accordingly, there is substantial doubt about the company’s ability to continue as a going concern.  The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company is required to advance $12,500 of loan proceeds per month.  The Company has the right to withdraw its remaining funding obligations if it determines that the project is no longer feasible.  As of March 31, 2008, the Company had advanced $1,083,294 (March 31, 2007 - $456,949).

The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest.

Under the terms of the Agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $2,500 each.  The employment contract is for one year and is automatically renewable each year unless either party provides one month’s termination notice.  For the year ended March 31, 2008, the company paid $60,000 (March 31, 2007 - $60,000)

The Agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

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

Mining Related Assets

As of March 31, 2008, the Company evaluated its mineral property costs, inventory and property, plant and equipment for impairment in accordance with FASB ASC 360-10.  The Company determined that the discounted future cash flows expected to be generated from these assets were not sufficient to support the asset balances as of March 31, 2008 and accordingly recorded an impairment loss of $262,131.  A similar impairment loss of $112,339 was recorded as of March 31, 2007.

Madagascar

As described in Note 3, the Company wrote off its investment in Union Prospection Miniere as of March 31, 2007. The amount of write off was $1,149,925 and is included in impairment in the consolidated statement of operations for the year ended March 31, 2007

5.	RELATED PARTY TRANSACTIONS

During the year ended March 31, 2008, the Company paid management fees amounting to $212,351 to three directors.  Of this amount, $16,941 (March 31, 2007 - $0) was outstanding and included in accounts payable and accrued liabilities at March 31, 2008.

During the year ended March 31, 2008, the Company paid management fees amounting to $48,009 to two members of its advisory board.  Of this amount $0 (March 31, 2007 - $0) was outstanding and included in accounts payable and accrued liabilities at March 31, 2008.

The Company’s administrative office is located at South Lodge, Paxhill Park, Lindfield, West Sussex RH16 2QY. The company rents an office at this address with effect from January 1, 2007 at a rental rate of approximately US$1,500 a month. The rent is paid to the owner of the office building who is an Officer and Director of the Company.

As of March 31, 2008 and 2007, the Company owed $230,000 and $190,000 to a director for advances.  The loan is repayable on demand, unsecured and interest free.  The loan is convertible into common stock of the Company at $0.10 per share at any time.  During fiscal 2008, $40,000 was advanced to the Company.  On the date of the advance, the underlying stock had an intrinsic value of $60,000 resulting in a debt discount to the note of $40,000 from the beneficial conversion feature.  The entire debt discount was amortized to interest expense during the year ended March 31, 2008.

6.	CAPITAL STOCK

2008

During the year ended March 31, 2008, the Company issued 15,576,000 shares of common stock for cash at a price of $0.10 per share in a private placement for total proceeds of $1,557,600.  Offering costs associated with this stock sale were $155,760 and were included in accounts payable as of March 31, 2008.

During the year ended March 31, 2008, the Company issued 200,000 shares of common stock for the exercise of stock options and received proceeds of $30,000.

2007

During the year ended March 31, 2007, the Company issued 464,000 shares of common stock for cash at a price of $0.50 per share in a private placement for total proceeds of $232,000.  In conjunction with these sales, 430,000 warrants to purchase common stock were granted exercisable at $0.60 per share for two years.

During the year ended March 31, 2007, subscriptions for 2,337,000 shares of common stock received in the previous year were issued.

During the year ended March 31, 2007, 825,000 common stock options were exercised at $0.15 per share for total proceeds of $123,750.

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

During the year ended March 31, 2007, the Company issued 75,000 shares of common stock valued at $75,000 for services.

7.	STOCK OPTIONS & WARRANTS

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

During the year ended March 31, 2007, 825,000 options to purchase restricted shares of common stock were exercised at $0.15 for total proceeds of $123,750.

During the year ended March 31, 2007, 430,000 warrants were granted to investors in conjunction with a private placement exercisable at $0.60 per share for two years.

During the year ended March 31, 2008, 200,000 options to purchase restricted shares of common stock were exercised at $0.15 for proceeds of $30,000.

During the year ended March 31, 2008, 780,000 options to purchase restricted shares of common stock lapsed.

Stock Option and Warrant transactions are summarized as follows

	WEIGHTED	WEIGHTED
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
	PER SHARE	IN YEARS
Outstanding and exercisable as at April 1, 2006	1,800,000	0.15	2.14
Granted - options	200,000	0.15
Granted - options	2,000,000	0.50
Granted – warrants	430,000	0.60
Exercised - options	(825,000)	0.15
Outstanding and exercisable as at April 1, 2007	3,605,000	0.37	1.85
Exercised - options	(200,000)	0.15
Expired- options	(550,000)	0.15
Expired – warrants	(230,000)	0.60
Balance as at March 31, 2008	2,625,000	$0.45	1.07

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.  As of March 31, 2008, we had options outstanding to purchase an aggregate 425,000 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $25,500.

Stock based compensation expense recorded for the year ended March 31, 2007 included $792,902 for employees, officers and directors, and $1,259,315 for consultants, for a total of $2,052,217.  No stock based compensation expense was recorded for the year ended March 31, 2008.

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

a)	A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2008	2007

Loss for the period	$(1,678,842)	$(4,486,148)
Average statutory tax rate	35%	35%
Expected income tax provision	(588,000)	(1,570,000)
Non-deductible stock based compensation	-	718,000
Non-deductible interest expense	40,000	-
Increase in valuation allowance	548,000	852,000

Income tax expense	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2008	2007

Total income tax operating loss carry forward	$4,903,000	$3,264,000

Statutory tax rate	35%	35%

Deferred income tax asset	1,716,000	1,142,000

Valuation allowance	(1,716,000)	(1,142,000)

	$-	$-

The Company has incurred operating losses for tax purposes of approximately $4,903,000 which, if unutilized, may expire depending on the jurisdiction.  Future tax benefits, which may arise as a result of these losses and which are subject to the fiscal laws in the jurisdictions concerned at the time of claiming relief, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance.

9.	SUBSEQUENT EVENTS

On May 7, 2008, the Company announced that it had reached a definitive agreement with Mayfair’s Zambian partners and co-shareholders in Mayfair Mining & Minerals Zambia Limited, to acquire the Partners’ residual 30% shareholding in Mayfair Zambia giving Mayfair 100% ownership of Mayfair Zambia in exchange for 750,000 shares of the Company’s common stock.

On June 19, 2008, the Company issued 100,000 shares of common stock for services provided by third parties.

On September 1, 2008, the Company issued 1,000,000 shares of common stock to an officer to settle an outstanding loan of $100,000.

Subsequent to March 31, 2008, the Company sold 8,813,000 shares of common stock at $0.10 per share for total proceeds of $881,300.