Form 10-K
period 2009-03-31
MAYFAIR MINING & MINERALS INC
filed 2011-06-30
CIK 1211526

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2009
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-102117

MAYFAIR MINING & MINERALS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	45-0487294 (Employer Identification No.)

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

YES	[X]	NO	[_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year are $34,243.
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, as of June 29, 2011 is $726,240.

As of June 30, 2011, there were 48,416,000 shares of common voting stock, $0.001 par value per share held by non-affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  [] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2011 – 55,036,000 shares of common stock.

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

Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]

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

Item 1. BUSINESS

Background and Corporate Structure

Mayfair Mining & Minerals, Inc (the “Company”) is an exploration stage company, formed under the laws of the state of Nevada on August 14, 2002, to engage in the business of mining.  The Company currently holds 100% ownership of two incorporated subsidiaries, Mayfair Mining & Minerals ( UK ) Limited which in turn owns 100% of Mayfair Mining & Minerals ( Zambia ) Limited. Mayfair Mining Zambia owns four mining licenses in Zambia and is awaiting confirmation of a fifth. In addition, during June 2009, the Company entered into an agreement with Cambridge Mineral Resources plc. a UK incorporated company, to acquire its wholly-owned Spanish subsidiary - Recursos Metalicos SA. As of the date of this report this transaction has not closed.  In March 2011, the Company entered into an agreement with Southern Central Private Equity (Private) Limited, a Zimbabwean private company, to acquire 100% of its equity.  As of the date of this report this transaction has not closed.

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

General Description of the Business

Mayfair Mining & Minerals, Inc. is the parent Company incorporated in August 2002 and formed to engage in mining exploration and development of mineral projects world-wide. In August 2004 the Company was called for trading on the OTC Bulletin Board with the stock symbol MFMM. In January 2005, the Company entered into a joint venture with a Zambian family to explore and develop three mining projects in that country. In June 2009, the Company reached agreement to acquire Recursos Metalicos SA, a Spanish private company, owned 100% by Cambridge Mineral Resources plc, a UK incorporated company holding a number of mining licenses in the Iberian Pyrite Belt in Southern Spain.  As of the date of this report, this transaction has not closed.  In March 2011, the Company entered into an agreement with Southern Central Private Equity (Private) Limited, a Zimbabwean private company, to acquire 100% of its equity.  As of the date of this report this transaction has not closed.

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

w  Mapatizya Amethyst concessions
w  Siavonga license

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

Employees

The Zambian subsidiary company employs two Directors and one accountant. During the mining season up to 100 casual laborers are employed in the Company’s amethyst operations in Mapatizya when in production.  These employees have not been utilized since late 2008.

SPAIN – ACQUISITION OF RECURSOS METALICOS

During June 2009, the Company entered into an agreement with Cambridge Mineral Resources plc. a UK incorporated company, to acquire its wholly-owned Spanish subsidiary Recursos Metalicos SA. As of the date of this report this transaction has not closed.

ZIMBABWE – ACQUISITION OF SOUTHERN CENTRAL PRIVATE EQUITY (PRIVATE) LIMITED

In March 2011, the Company entered into an agreement with Southern Central Private Equity (Private) Limited, a Zimbabwean private company, to acquire 100% of its equity.  As of the date of this report this transaction has not closed.

Corporate Developments during the Fiscal Year 2008-2009

On April 11, 2008, the Company reserved stock options to purchase 5,000,000 shares of Common Stock at $0.25 per share.  These options must be exercised within 3 years from date of grant or the options are null, void and worthless. 700,000 of these options were granted to a director.  The director resigned on July 9, 2008 and under the conditions of the issue, the options lapsed on October 9, 2008.

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

On July 28, 2008, the Company announced that it had formed a joint-venture mining company in Malawi, for the purpose of pursuing additional gemstone and metals mining licenses. This joint venture did not proceed.

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

Corporate Developments during the Fiscal Year 2010-2011

On February 11, 2011, the Company announced that the acquisition of Recursos Metallicos S.A. announce in 2009 did not close and the Company is taking legal advice with regard to compensation for its expenditures made, based on representations of the Vendors during those acquisition negotiations.

On March 2, 2011, the Company announced that it has agreed to acquire Southern Central Private Equity (Private) Limited in a share exchange transaction.  The total consideration for the acquisition is a total of 300,000 Rule 144 common shares.  This agreement has not closed as of the date of this report

On March 15, 2011, the Company announced that it has appointed additional executives to strengthen its management team.  Mr. Peter Ganya has been appointed as Vice President, Business Development, Africa and Mr. Bethrode Nyarufuro has been appointed as the Company’s Senior Geologist and Mining Projects Manager, Zimbabwe.

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

Bid Price Information for Common Stock
	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First Quarter	$0.45	$ 0.12	$ 0.35	$ 0.04
Second Quarter	$0.74	$ 0.28	$ 0.20	$ 0.10
Third Quarter	$0.39	$ 0.11	$ 0.20	$ 0.15
Fourth Quarter	$0.24	$ 0.08	$ 0.36	$ 0.20

The closing bid price of the Common Stock as reported on June 30, 2011, was $0.015.

Holders

As of June 30 2011, there were 92 holders of record of the Company’s Common Stock.  This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name”.

Dividends

The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years.  The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.

Equity Compensation Plan Information

As at June 30, 2011, 5,130,000 shares had been allocated as Employee Stock Options under the company’s proposed Employee Stock Option Plan.  1,125,000 shares have been issued, and 4,005,000 have lapsed.

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

Going-Concern – Presentation of Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception in August 2002, the Company has generated little revenue and has incurred a net loss of $9,405,891 from inception through to March 31, 2009.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock to fund its operations.  As of March 31, 2009, the Company has working capital deficit of $706,514.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  Management’s plans with regard to these conditions are described below.

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

Results of Operations

For the fiscal year ended March 31, 2009, the Company experienced a consolidated net loss of $1,440,123 or $0.04 per share, compared to a consolidated net loss of $1,678,842 or $0.08 per share during the comparable period last year.  The $238,719 decrease in consolidated net loss is primarily due to a reduction in impairment amounting to $67,739, and a decrease of $213,580 in selling, general and administrative costs. Although there were sales during the fiscal year, there was not enough progress made subsequently and production was halted in late 2008.

Liquidity and Capital Resources

Cash Flows

During the fiscal year ended March 31, 2009, the Company utilized cash on hand and proceeds from share subscriptions received to fund its operations.  As a result, cash and cash equivalents decreased from $59,977 at March 31, 2008 to $1,592 at March 31, 2009.

Capital Resources

As of March 31, 2009, the Company had cash and cash equivalents of $1,592.  Since inception, the company has relied primarily upon proceeds from private placement of its shares as its primary source of financing to fund its operations.  We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations.  Issuance of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

Capital Requirements and Liquidity; Need for Subsequent Funding

As a result of the Company’s limited capital resources, the Company has limited its exploration activities and administrative costs in Zambia to conserve capital while it tries to secure additional sources of capital to fund its operations and continue exploration in Zambia.

In addition, the Company’s officers have agreed to defer a significant proportion of their cash compensation until sufficient capital has been raised to continue its operations.  Effective October 1, 2008, the executive officers entered into salary deferral agreements for 40% of their compensation.  Management plans to continue its efforts towards reducing administrative costs.  However, without any additional funding, the Company may not be able to fund its operations through the end of its 2011 fiscal year.

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

Impairment of Long-Lived Assets

Since inception, the Company recorded impairment of $1,860,619. See Note 4 to the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following the signature page of this form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the year ended March 31, 2008, included in this report have been audited by MaloneBailey, LLP of Houston, Texas. The company filed an 8-K with the SEC, dated May 14, 2010, reporting the change of auditors from Chantrey Vellacott to MaloneBailey, LLP.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of March 31, 2009 we have carried out an evaluation, under the supervision of, and with the participation of the management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based upon the foregoing, the President and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective in light of the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2009 due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the names and ages of all executive officers and directors and the positions and offices that each person holds with the Company:

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience
Clive de Larrabeiti President and Chairman of the Board of Directors	2002	61
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

Peter Mills FCA Chief Financial Officer	2007	61
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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(1)	Total ($)
Clive de Larrabeiti President	2009 2008	123,060 125,693	0 0	123,060 125,693
Alexander Holtermann(4) Chief Executive Officer	2009 2008	61,545 0	0 0	61,545 0
Peter Davy(2) Director	2009 2008	23,805 61,658	0 0	23,805 61,658
Peter Mills(3) Chief Financial Officer	2009 2008	105,000 25,000	0 0	105,000 25,000

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to the named officers, in accordance with ASC 718. See note 7 to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes valuation model

(2)	Mr. Davy was appointed on October 1, 2007 and resigned on July 10, 2008

(3)	Mr. Mills was appointed on October 22, 2007

(4)	Mr. Holtermann was appointed on July 29, 2008 and resigned on November 16, 2009

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

Stock Option, Stock Awards and Equity Incentive Plans

There are no outstanding equity awards for any executive officer at March 31, 2009

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The number of shares outstanding of the Company’s common stock as of January 3, 2011 was 55,036,000.

Security Ownership of Management

The following table sets forth as of June 30, 2011, the number of shares of the Company’s current directors, the Company’s executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

Name and Address of Beneficial Owner	Position	Amount and Nature of Mayfair Beneficial Ownership	Percent of Mayfair Stock
Clive de Larrabeiti South Lodge, Paxhill Park, W Sussex, RH16 2QY	President	6,515,000	13.0%
Peter Mills South Lodge, Paxhill Park, W Sussex, RH16 2QY	Chief Financial Officer	55,000	*
Paul Chung South Lodge, Paxhill Park, W Sussex, RH16 2QY	Director	50,000	*
All current directors, executive officers and named executive officers as a group (four persons)		6,620,000	13.2%

*           Indicates less than one percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE.

Our Board of Directors reviews and approves all related party transactions on an on-going basis.  The Company has rented office space at South Lodge, Paxhill Park, West Sussex from its president at a monthly rent of £750, equivalent to $1,065 at March 31, 2009, from January 1, 2007.

Other than the transaction stated above, none of the directors or executive officers of the Company, nor any other person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding share of its Common Stock, nor any associate or affiliate of such persons or companies has any material interest, direct or indirect, in any transaction that has occurred since April 1 2009, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

Paul Chung served on our Board of Directors and is considered “independent” as that term is defined in section 803A of the American Stock Exchange Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MaloneBailey, LLP serves as our independent registered public accounting firm.

Audit Fees

During the fiscal years ended March 31, 2009 and 2008, MaloneBailey, LLP billed us aggregate fees and expenses in the amount of $23,000 and $4,500 respectively.  These aggregate fees listed above include professional services for the audit of our annual financial statements included in our reports on Form 10-Q and Form 10-K.

Audit Related Fees

There were no fees billed by MaloneBailey, LLP for audit related services rendered during fiscal years ended March 31, 2009 and 2008.

Tax Fees

There were no fees billed by MaloneBailey, LLP for tax services rendered during fiscal years ended March 31, 2009 and 2008.

All Other Fees

There were no other services provided by MaloneBailey, LLP during fiscal years ended March 31, 2009 and 2008.

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
A Form 8-K was filed on March 2, 2011

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

MAYFAIR MINING & MINERALS INC

Date: June 30, 2011	By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
President

Date: June 30, 2011	By: /s/ Peter Mills
Peter Mills
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: June 30, 2011	By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
Director

Date: June 30, 2011	By: /s/ Peter Mills
Peter Mills
Director

Date: June 30, 2011	By: /s/ Paul Chung
Paul Chung
Director

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Mayfair Mining & Minerals, Inc. and its subsidiaries (an exploration stage company) (collectively, the “Company”) as of March 31, 2009 and 2008, and the consolidated statements of operations, shareholders’ equity and cash flows for the years then ended and for the period from August 14, 2002 (inception) to March 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended and for the period from inception through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

June 30, 2011

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	MARCH 31
	2009	2008

ASSETS

Current
Cash	$1,592	$59,977
Accounts receivable	-	9,963

Total Assets	$1,592	$69,940

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$433,478	$309,865
Accounts payable and accrued liabilities – Related Party	138,971	130,952
Short term debt – related party	135,657	230,000
Total Liabilities	708,106	670,817

SHAREHOLDERS’ DEFICIT
Common Stock
Authorized: 75,000,000 shares, par value $0.001 per share

Issued and outstanding: 44,222,000 shares in 2009 and 32,216,000 in 2008	44,222	32,216
Additional paid-in capital	8,655,155	7,332,675

Deficit Accumulated During The Exploration Stage	(9,405,891)	(7,965,768)
Total Shareholders' Deficit	(706,514)	(600,877)
Total Liabilities and Shareholders’ Deficit	$1,592	$69,940

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			AUGUST 14
	YEARS ENDED		2002 TO
	MARCH 31		MARCH 31
	2009	2008	2009

Sales	$34,243	$18,513	$52,756

Expenses
Exploration expense	294,557	244,705	772,288
Selling, general and administrative	347,549	561,129	1,895,002
Compensation	570,698	530,449	4,928,913
Impairment	244,392	312,131	1,860,619
Net loss from Operations	1,422,953	1,629,901	9,404,066

Other Expenses
Interest expense	17,170	48,941	66,111
Loss Before Non Controlling Interests	1,440,123	1,678,842	9,470,177

Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	(64,286)

Net Loss	$1,440,123	$1,678,842	$9,405,891

Basic & Diluted Loss Per Share	$(0.04)	$(0.08)
Weighted Average Shares Outstanding	40,171,734	21,330,345

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31		PERIOD FROM INCEPTION AUGUST 14 2002 TO MARCH 31
	2009	2008	2009
Cash Flows From Operating Activities
Net Loss	$(1,440,123)	$(1,678,842)	$(9,405,891)
Adjustments To Reconcile Net Income To Net Cash Used By Operating Activities
Stock option expense	80,446	-	3,167,663
Stock issued for services	-	-	75,000
Impairment	244,392	262,131	1,768,787
Depreciation and amortization	585	10,098	27,408
Amortization of debt discount	-	40,000	40,000
Minority interest in loss of consolidated subsidiary	-	-	(64,286)
Charitable donation of office furniture	-	-	100,000
Accounts receivable	9,963	(9,963)	(98)
Inventory	-	-	(68,766)
Mineral rights reserve	-	-	66,665
Accounts payable and accrued liabilities	37,053	105,990	346,918
Accounts payable – related parties	8,019	130,952	138,971
Net cash used in operating activities	(1,059,665)	(1,139,634)	(3,807,629)

Cash Flows From Investing Activities
Purchase of capital assets	(19,977)	(272,229)	(354,785)
Cash paid for investment	-	-	(782,425)
Net cash used in investing activities	(19,977)	(272,229)	(1,137,210)
Cash Flows From Financing Activities
Proceeds from common stock issued, net of offering costs	1,015,600	1,401,840	3,386,524
Share subscriptions received	-	-	1,294,250
Proceeds from stock options exercised	-	30,000	30,000
Borrowings on debt	5,657	40,000	235,657
Net cash provided by financing activities	1,021,257	1,471,840	4,946,431

Net (Decrease)/Increase In Cash	(58,385)	59,977	1,592
Cash, Beginning Of Period	59,977	-	-
Cash, End Of Period	$1,592	$59,977	$1,592

Stock Issued For Investment	$225,000	$-	$592,500
Stock Issued For Conversion of Loan	$100,000	$-	$100,000
Exercise of Option For Accounts Payable in lieu of cash	$15,000	$-	$15,000
Equity offering costs included in Accounts Payable	$101,560	$-	$101,560
Debt discount from beneficial conversion feature	$-	$40,000	$40,000
Interest Paid	$17,170	$8,941	$27,428
Taxes Paid	$-	$-	$-

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS RECEIVED	NON CONTROLLING INTEREST	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Shares issued for cash at $0.001	7,000,000	$7,000	$-	$-	$-	$-	$7,000
Related party loan payable contributed as capital	-	-	16,536	-	-	-	16,536
Net loss for the period	-	-	-	-	-	(3,291)	(3,291)

Balance, March 31, 2003	7,000,000	7,000	16,536	-	-	(3,291)	20,245

Related party loan payable Contributed as capital	-	-	7,075	-	-	-	7,075
Shares issued for cash at $0.10, net of share issue costs of $19,416	1,500,000	1,500	129,084	-	-	-	130,584
Net loss for the year	-	-	-	-	-	(31,472)	(31,472)

Balance, March 31, 2004	8,500,000	8,500	152,695	-	-	(34,763)	126,432

Repayment of related party loan contributed as capital	-	-	(23,611)	-	-	-	(23,611)
Shares issued for cash at $0.15	3,500,000	3,500	521,500	-	-	-	525,000
Non-Controlling Interest in Mayfair Zambia					64,286		64,286
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-		(2,580)	-	(2,580)
Stock-based compensation	-	-	659,000	-	-	-	659,000
Net loss for the year	-	-	-	-	-	(801,478)	(801,478)

Balance, March 31, 2005	12,000,000	12,000	1,309,584	-	61,706	(836,241)	547,049

Shares issued for cash at $0.50	149,000	149	74,351	-	-	-	74,500
Share subscriptions received	-	-	-	1,170,500	-	-	1,170,500
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-	-	(52,488)	-	(52,488)
Stock-based Compensation	-	-	376,000	-		-	376,000
Net loss for the year	-	-		-		(973,755)	(973,755)

Balance, March 31, 2006	12,149,000	$12,149	$1,759,935	$1,170,500	$9,218	$(1,809,996)	$1,141,806
Continued

The accompanying notes are an integral part of these consolidated financial statements

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						DEFICIT
	COMMON STOCK					ACCUMULATED
			ADDITIONAL	SHARE	NON	DURING THE
			PAID-IN	SUBSCRIPTIONS	CONTROLLING	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	INTEREST	STAGE	TOTAL
Continued
Balance, March 31, 2006	12,149,000	$12,149	$1,759,935	$1,170,500	$9,218	$(1,809,996)	$1,141,806
Shares issued for cash at $0.50	464,000	464	231,536	-	-	-	232,000
Options exercised	825,000	825	122,925	-	-	-	123,750
Shares allocated from share subscriptions	2,337,000	2,337	1,168,163	(1,170,500)	-	-	-
Shares issued for acquisition of office furniture	100,000	100	99,900	-	-	-	100,000
Shares issued for acquisition of investment	490,000	490	367,010	-	-	-	367,500
Shares issued for services	75,000	75	74,925	-	-	-	75,000
Stock based compensation	-	-	2,052,217	-	-	-	2,052,217
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-	-	(9,218)	-	(9,218)
Net loss for the year	-	-	-	-	-	(4,476,930)	(4,476,930)
Balance, March 31, 2007	16,440,000	16,440	$5,876,611	-	-	(6,286,926)	(393,875)
Shares issued for cash at $0.10, net of offering costs	15,576,000	15,576	$1,386,264	-	-	-	1,401,840
Shares issued for exercise of options	200,000	200	29,800	-	-	-	30,000
Debt discount from beneficial conversion feature	-	-	40,000	-	-	-	40,000
Net loss for the year	-	-	-	-	-	(1,678,842)	(1,678,842)
Balance, March 31, 2008	32,216,000	32,216	7,332,675	-	-	(7,965,768)	(600,877)
Shares issued for cash at $0.10, net of offering costs	10,156,000	10,156	1,005,444	-	-	-	1,015,600
Offering costs	-	-	(101,560)				(101,560)
Shares issued for acquisition of investment	750,000	750	224,250	-	-	-	225,000
Shares issued for exercise of options for accounts payable in lieu of cash	100,000	100	14,900	-	-	-	15,000
Shares issued for conversion of loan	1,000,000	1,000	99,000	-	-	-	100,000
Stock based compensation			80,446				80,446
Net loss for the year	-	-	-	-	-	(1,440,123)	(1,440,123)
Balance March 31, 2009	44,222,000	$44,222	$8,655,155	$-	$-	$(9,405,891)	$(706,514)

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

1.      SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Mayfair Mining & Minerals Inc. and Subsidiaries (collectively. the “Company”) have been prepared with generally accepted accounting principles in the United States.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Mayfair Mining & Minerals, Inc., its wholly-owned subsidiaries Mayfair Mining & Minerals (UK) Ltd. and Mayfair Mining and Minerals (Zambia) Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Organizational and Start Up Costs

Costs of startup activities, including organizational costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2009, cash and cash equivalents consists of cash only.

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

Basic and Diluted Loss Per Share

In accordance with FASB ASC 260 - “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2009 and 2008, 2,150,000 and 2,625,000 outstanding stock options were anti-dilutive, so basic and diluted loss per share are the same.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair value.

Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in FASB ASC 360-10 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended March 31, 2009 and 2008, the Company recorded impairment of operating assets of $19,392 and $262,131.

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

2.      GOING CONCERN

The accompanying financial statements have been prepared assuming that Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has accumulated a deficit and a working capital deficiency as of March 31, 2009 and has continuous net losses since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties and extraction of its commercial minable reserves.  Management has plans to seek additional capital through a public offering of its common stock.  Accordingly, there is substantial doubt about the company’s ability to continue as a going concern.  The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.  MINERAL PROPERTY INTERESTS

Zambia

On January 17, 2005, the Company entered into an agreement with two Zambian private companies under which Mayfair Mining & Minerals (Zambia) Limited (“Mayfair Zambia”), a private company, was formed (the “Agreement”).

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

The Company is required to advance $12,500 of loan proceeds per month.  The Company has the right to withdraw its remaining funding obligations if it determines that the project is no longer feasible.  As of March 31, 2009, the Company had advanced $1,403,294 (March 31, 2008 - $1,083,294).

The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest.

Under the terms of the Agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $2,500 each.  The employment contract is for one year and is automatically renewable each year unless either party provides one month’s termination notice.  For the year ended March 31, 2009, the company paid $60,000 (March 31, 2008 - $60,000). The Agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

On May 7, 2008, the Company acquired the residual 30% equity interest in Mayfair Zambia giving the Company 100% ownership in exchange for 750,000 shares of the Company’s common stock with a fair value of $225,000 based on the market price of the Company’s common stock.  The acquisition of the additional 30% interest was treated as a step acquisition.  Mayfair Zambia had no assets or liabilities to allocate the additional purchase price to and therefore the entire fair value was allocated to goodwill in the transaction.   The goodwill was impaired as of March 31, 2009, see Note 4.

  On March 15, 2010, the Company was informed by its Zambian partners that the Funzwe River license had not been renewed and had lapsed.

4.  IMPAIRMENT

Mining Related Assets

As of March 31, 2009, the Company evaluated its mineral property costs, inventory and property, plant and equipment for impairment in accordance with FASB ASC 360-10.  The Company determined that the discounted future cash flows expected to be generated from these assets were not sufficient to support the asset balances as of March 31, 2009 and accordingly recorded an impairment loss of $19,392.  A similar impairment loss of $262,131 was recorded as of March 31, 2008.

Goodwill in Mayfair Zambia

As mentioned in Note 3, the Company recognized $225,000 of goodwill as a result of the acquisition of the remaining 30% interest in Mayfair Zambia.  As of March 31, 2009, the Company performed an impairment analysis on the goodwill in Mayfair Zambia and noted that the fair value of Mayfair Zambia as a reporting unit was less than the carrying value.  The Company determined the fair value of Mayfair Zambia was -0- based on minimal operations and negative cash flows expected going forward.  Accordingly, the Company calculated the implied value of the goodwill and determined the amount to be -0- as of March 31, 2009.  As a result, the Company recognized a goodwill impairment charge of $225,000 during the year ended March 31, 2009.

5.  RELATED PARTY TRANSACTIONS

During the year ended March 31, 2009, the Company paid management fees amounting to $313,410 to four directors.  Of this amount, $85,215 (March 31, 2008 - $16,941) was outstanding and included in related party accounts payable and accrued liabilities at March 31, 2009.  In addition, the Company owed $45,781 to various employees and directors of Mayfair Zambia for accrued salaries and $7,974 to a director of the Company for certain general and administrative expenses as of March 31, 2009. These amounts are included in related party accounts payable and accrued expenses in the consolidated balance sheet.

During the year ended March 31, 2009, the Company paid management fees amounting to $58,914 to two members of its advisory board.  Of this amount $0 (March 31, 2008 - $0) was outstanding and included in accounts payable and accrued liabilities at March 31, 2009.

The Company’s administrative office is located at South Lodge, Paxhill Park, Lindfield, West Sussex RH16 2QY. The Company rents an office at this address with effect from January 1, 2007 at a rental rate of approximately US$1,500 a month. The rent is paid to the owner of the office building who is an Officer and Director of the Company.

As of March 31, 2009 and 2008, the Company owed $135,657 and $230,000 to a director for advances.  The loan is repayable on demand, unsecured and interest free.  The loan is convertible into common stock of the Company at $0.10 per share at any time.  During fiscal 2008, $40,000 was advanced to the Company.  On the date of the advance, the underlying stock had an intrinsic value of $60,000 resulting in a debt discount to the note of $40,000 from the beneficial conversion feature.  The entire debt discount was amortized to interest expense during the year ended March 31, 2008.  During fiscal year 2009, a further $5,657 was advanced to the company and $100,000 was converted into 1,000,000 shares of common stock of the Company at $0.10 per share.

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

2009

During the year ended March 31, 2009, the Company issued 10,156,000 shares of common stock for cash at a price of $0.10 per share in a private placement for total proceeds of $1,015,600.  Offering costs associated with this stock sale were $101,560 and were included in accounts payable as of March 31, 2009.

During the year ended March 31, 2009, the Company issued 100,000 shares of common stock for the exercise of stock options and reduced payable to an advisory board member by $15,000.

During the year ended March 31, 2009, the Company issued 1,000,000 shares of common stock valued at $0.10 per share to a director as conversion of a $100,000 loan originally issued in fiscal 2007.

During the year ended March 31, 2009, the Company issued 750,000 shares of common stock valued at $225,000 for the acquisition of the residual 30% of Mayfair Zambia giving the Company 100% ownership.  See Notes 3 and 4.

7.  STOCK OPTIONS & WARRANTS

During the year ended March 31, 2008, 200,000 options to purchase restricted shares of common stock were exercised at $0.15 for proceeds of $30,000.

During the year ended March 31, 2008, 550,000 options to purchase restricted shares of common stock lapsed.

During the year ended March 31, 2008, 230,000 warrants to purchase shares of common stock lapsed.

During the year ended March 31, 2009, 100,000 options to purchase restricted shares of common stock were exercised at $0.15 for accounts payable in lieu of cash of $15,000.

During the year ended March 31, 2009, 175,000 options to purchase restricted shares of common stock lapsed.

During the year ended March 31, 2009, 200,000 warrants to purchase shares of common stock lapsed.

During the year ended March 31, 2009, the Company granted 700,000 options to purchase restricted shares of common stock with a fair value of $80,446 to a director.  The options are exercisable at a price of $0.25 until 10 April 2011.  These options vest immediately upon grant resulting in stock option expense of $80,446 during the year ended March 31, 2009.  The director resigned on July 9, 2008 and under the conditions of issue, the options subsequently lapsed on October 9, 2008.

Stock Option and Warrant transactions are summarized as follows

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED REMAINING CONTRACTUAL LIFE IN YEARS
Outstanding and exercisable as at April 1, 2007	3,605,000	0.37	1.85
Exercised - options	(200,000)	0.15
Expired - options	(550,000)	0.15
Expired - warrants	(230,000)	0.60
Balance as at March 31, 2008	2,625,000	0.45	1.07
Exercised - options	(100,000)	0.15
Expired - options	(175,000)	0.15
Expired - warrants	(200,000)	0.60
Granted - options	700,000	0.25
Expired - options	(700,000)	0.25

	2,150,000	0.48	0.17

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.  As of March 31, 2009, there were no options or warrants outstanding to purchase shares with an exercise price below the quoted price of our stock.

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model.  The weighted average fair value of options granted at 25 cents was $0.11 per share.  The assumptions used to calculate the fair value are as follows:

Dividend yield	0
Expected volatility	121%
Risk free interest rate	3.25%
Expected life from the date of grant	1.5 years

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.  The Company uses the simplified method for calculating the expected life of the options as prescribed by SEC Staff Accounting Bulletin 107 when applicable.

8.  INCOME TAXES

The Company is subject to United States income taxes, and United Kingdom and Zambia income taxes (to the extent of its operations in the United Kingdom and Zambia).  The Company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2009	2008

Loss for the period	$(1,440,123)	$(1,678,842)
Average statutory tax rate	35%	35%
Expected income tax provision	(504,000)	(588,000)
Non-deductible interest expense	-	40,000
Non-deductible stock based compensation	28,000	-
Non-deductible stock issued for investment	79,000	-
Increase in valuation allowance	397,000	548,000
Income tax expense	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2009	2008

Total income tax operating loss carry forward	$6,038,000	$4,903,000

Statutory tax rate	35%	35%

Deferred income tax asset	2,113,000	1,716,000

Valuation allowance	(2,113,000)	(1,716,000)

	$-	$-

The Company has incurred operating losses for tax purposes of approximately $6,038,000 which, if unutilized, may expire depending on the jurisdiction.  The net operating loss carry forward will start to expire in years 2010 and 2023. Future tax benefits, which may arise as a result of these losses and which are subject to the fiscal laws in the jurisdictions concerned at the time of claiming relief, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance.

9.   SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company sold 5,814,000 shares of common stock at $0.10 per share for total proceeds of $581,400 and 5,000,000 shares of common stock at $0.02 per share for total proceeds of $100,000.