Form 10-K/A
period 2009-03-31
MAYFAIR MINING & MINERALS INC
filed 2011-07-08
CIK 1211526

Amendment No. 1 to
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
DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  [_] Yes [_] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K for the period ending March 31, 2009 is being refiled solely to correct language on the Report of Independent Registered Public Accounting Firn appearing on Page F-2.  Except for the foregoing, no other changes have been made to the Form 10-K as originally filed with the Securities and Exchange Commission on June 30, 2011.

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

MAYFAIR MINING & MINERALS INC

Date: July 8, 2011	By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
President

Date: July 8, 2011	By: /s/ Peter Mills
Peter Mills
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: July 8, 2011	By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
Director

Date: July 8, 2011	By: /s/ Peter Mills
Peter Mills
Director

Date: July 8, 2011	By: /s/ Paul Chung
Paul Chung
Director

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Mayfair Mining & Minerals, Inc. and its subsidiaries (an exploration stage company) (collectively, the “Company”) as of March 31, 2009 and 2008, and the consolidated statements of operations, shareholders’ equity and cash flows for the years then ended and for the period from August 14, 2002 (inception) to March 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the cumulative period from August 14, 2002 (inception) to March 31, 2006 were audited by other auditors whose reports dated August 10, 2006 expressed an unqualified opinion on those statements with explanatory paragraphs discussing the Company’s ability to continue as a going-concern. Our opinion on the shareholders’ equity, statements of operations and cash flows from inception of the exploration stage to March 31, 2009, insofar as it relates to amounts for prior periods through March 31, 2006, is solely based on the report of the other auditors.

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