Form 10-K
period 2010-03-31
MAYFAIR MINING & MINERALS INC
filed 2011-07-15
CIK 1211526

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2010
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to _____

Commission file number 333-102117

MAYFAIR MINING & MINERALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	45-0487294 (Employer Identification No.)

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year are $32,982.
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, as of June 29, 2011 is $726,240.

As of July 15, 2011, there were 48,416,000 shares of common voting stock, $0.001 par value per share held by non-affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  [] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 15, 2011 – 55,036,000 shares of common stock.

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

Item 1. BUSINESS

Background and Corporate Structure

Mayfair Mining & Minerals, Inc (the “Company”) is an exploration stage company, formed under the laws of the state of Nevada on August 14, 2002, to engage in the business of mining.  The Company currently holds 100% ownership of two incorporated subsidiaries, Mayfair Mining & Minerals ( UK ) Limited which in turn owns 100% of Mayfair Mining & Minerals ( Zambia ) Limited. Mayfair Mining Zambia owns four mining licenses in Zambia and is awaiting confirmation of a fifth. In addition, during June 2009, the Company entered into an agreement with Cambridge Mineral Resources plc. a UK incorporated company, to acquire its wholly-owned Spanish subsidiary - Recursos Metalicos SA. In February 2011, the Company announced that the transaction had not closed and was taking legal advice with regard to compensation for its expenditure made, based on representations of the vendors during those acquisition negotiations.  This is still on-going.   In March, 2011, the Company entered into an agreement with Southern Central Private Equity (Private), a Zimbabwean private company, to acquire 100% of its equity. On July 1, 2011, it was announced that the agreement had been terminated through mutual agreement of the parties.

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

General Description of the Business

Mayfair Mining & Minerals, Inc. is the parent Company incorporated in August 2002 and formed to engage in mining exploration and development of mineral projects world-wide. In August 2004 the Company was called for trading on the OTC Bulletin Board with the stock symbol MFMM. In January 2005, the Company entered into a joint venture with a Zambian family to explore and develop three mining projects in that country. In June 2009, the Company reached agreement to acquire Recursos Metalicos SA, a Spanish private company, owned 100% by Cambridge Mineral Resources plc, a UK incorporated company holding a number of mining licenses in the Iberian Pyrite Belt in Southern Spain.  In February 2011, the Company announced that the transaction had not closed and was taking legal advice with regard to compensation for its expenditure made, based on representations of the vendors during those acquisition negotiations.  This is still on-going.

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

ZAMBIA PROJECTS

The Zambian licenses consist of two prospective mining projects:

●	Mapatizya Amethyst concessions
●	Siavonga license

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

SPAIN – ACQUISITION OF RECURSOS METALICOS

During June 2009, the Company entered into an agreement with Cambridge Mineral Resources plc. a UK incorporated company, to acquire its wholly-owned Spanish subsidiary Recursos Metalicos SA. In February 2011, the Company announced that the transaction had not closed and was taking legal advice with regard to compensation for its expenditure made, based on representations of the vendors during those acquisition negotiations.  This is still on-going.

ZIMBABWE – ACQUISITION OF SOUTHERN CENTRAL PRIVATE EQUITY (PRIVATE) LIMITED

In March 2011, the Company entered into an agreement with Southern Central Private Equity (Private) Limited, a Zimbabwean private company, to acquire 100% of its equity.  On July 1, 2011, it was announced that the agreement had been terminated through mutual agreement of the parties.

Corporate Developments during the Fiscal Year 2009-2010

On June 29, 2009, the Company entered into an agreement with Cambridge Mineral Resources plc, a UK incorporated company, to acquire its wholly-owned Spanish subsidiary Recursos Metalicos SA for a total consideration of $7,500,000 by the issuance of 10,000,000 Rule 144 common shares and $250,000 in cash. The assets of this company comprised all the properties and related rights and permits to two mining projects, namely Lomero-Poyatos and Masa Valverde both located in the Iberian Pyrite Belt of Southern Spain and two applications for mining permits, namely El Alamo and Migollas. In February 2011, the Company announced that the transaction had not closed and was taking legal advice with regard to compensation for its expenditure made, based on representations of the vendors during those acquisition negotiations.  This is still on-going.

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

On March 2, 2011, the Company announced that it has agreed to acquire Southern Central Private Equity (Private) Limited in a share exchange transaction.    On July 1, 2011, this agreement was terminated by mutual agreement

On March 15, 2011, the Company announced that it has appointed additional executives to strengthen its management team.  Mr. Peter Ganya has been appointed as Vice President, Business Development, Africa and Mr. Bethrode Nyarufuro has been appointed as the Company’s Senior Geologist and Mining Projects Manager, Zimbabwe.

Corporate Developments during the Fiscal Year 2011-2012

On July 1, 2011, it was announced that the agreement to acquire Southern Central Private Equity (Private) Limited had been terminated through mutual agreement of the parties.

Available Information

We maintain an internet website at www.mayfair-mining.com.  The information on our website is not incorporated by reference in this annual report on Form 10-K.  We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934 as amended.  Alternatively, you may read and copy any information we file with the SEC at its public reference room at 100 “F” Street NE, Washington, D.C. 20549.  You may obtain information about the operation of the public reference room by calling 1-800-SEC-0330.  You may also obtain this information from the SEC’s website, http://www.sec.gov.

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

Bid Price Information for Common Stock
	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
First Quarter	$0.12	$ 0.08	$ 0.45	$ 0.12
Second Quarter	$0.15	$ 0.06	$ 0.74	$ 0.28
Third Quarter	$0.16	$ 0.05	$ 0.39	$ 0.11
Fourth Quarter	$0.05	$ 0.03	$ 0.24	$ 0.08

The closing bid price of the Common Stock as reported on July 15, 2011, was $0.015.

Holders

As of July 7 2011, there were 92 holders of record of the Company’s Common Stock.  This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name”.

Dividends

The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years.  The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.

Equity Compensation Plan Information

As at July 7, 2011, 5,130,000 shares had been allocated as Employee Stock Options under the company’s proposed Employee Stock Option Plan.  1,125,000 shares have been issued, and 4,005,000 have lapsed.

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

Going-Concern – Presentation of Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception in August 2002, the Company has generated little revenue and has incurred a net loss of $10,013,701 from inception through to March 31, 2010.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock to fund its operations.  As of March 31, 2010, the Company has working capital deficit of $791,064.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  Management’s plans with regard to these conditions are described below.

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

Results of Operations

For the fiscal year ended March 31, 2010, the Company experienced a consolidated net loss of $607,810 or $0.01 per share, compared to a consolidated net loss of $1,440,123 or $0.04 per share during the comparable period last year.  The $832,313 decrease in consolidated net loss is primarily due to a reduction in exploration expenses amounting to $228,521, a reduction in compensation costs of $274,958 and a decrease of $215,711 in selling, general and administrative costs. Although there were sales during the fiscal year, there was not enough progress made subsequently and production was halted in late 2008.

Liquidity and Capital Resources

Cash Flows

During the fiscal year ended March 31, 2010, the Company utilized cash on hand and proceeds from share subscriptions received to fund its operations.  As a result, cash and cash equivalents increased from $1,592 at March 31, 2009 to $3,005 at March 31, 2010.

Capital Resources

As of March 31, 2010, the Company had cash and cash equivalents of $3,005.  Since inception, the company has relied primarily upon proceeds from private placement of its shares as its primary source of financing to fund its operations.  We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations.  Issuance of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

Capital Requirements and Liquidity; Need for Subsequent Funding

As a result of the Company’s limited capital resources, the Company has limited its exploration activities and administrative costs in Zambia to conserve capital while it tries to secure additional sources of capital to fund its operations and continue exploration in Zambia.

In addition, the Company’s officers have agreed to defer a significant proportion of their cash compensation until sufficient capital has been raised to continue its operations.  Effective October 1, 2008, the executive officers entered into salary deferral agreements for 40% of their compensation.  Management plans to continue its efforts towards reducing administrative costs.  However, without any additional funding, the Company may not be able to fund its operations through the end of its 2012 fiscal year.

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

Impairment of Long-Lived Assets

Since inception, the Company recorded impairment of $2,002,003. See Note 4 to the consolidated financial statements.

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

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of March 31, 2010, we have carried out an evaluation, under the supervision of, and with the participation of the management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based upon the foregoing, the President and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective in light of the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2010 due to the following material weaknesses:

•
Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants.  Management corrected any errors prior to the release of our company’s March 31, 2010 consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Paul Chung was appointed a director of the Company in August 2002.  He is a professional geologist who has served and advised as a private and public company director and CFO to a number of junior mining companies in North America. Since May, 2003 he has been the Chief Financial Officer of Geocom Resources, a natural resource company listed on the OTCBB (GOCM). Since September, 2004 he has been a director of Soho Resources Corp., a natural resource company listed on the TSX (SOH:TSX) but resigned his directorship on October 21, 2010.  Since May, 2008, he has been a director of Sunridge Investments Corp. (SRG:TSX).  Since June 2009, he has been a director of Rio Grande Mining Corp. (RGV:TSX).  He was appointed CEO of Foundation Resources in June 2010.  He is a resident of Vancouver, Canada.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years March 31, 2010 and 2009 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s most highly compensated executive officers (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(1)	Total ($)
Clive de Larrabeiti President	2010 2009	120,000 123,060	0 0	120,000 123,060
Alexander Holtermann(3) Director	2010 2009	25,740 61,545	0 0	25,740 61,545
Peter Davy(2) Director	2010 2009	0 23,805	0 80,446	0 104,251
Peter Mills Chief Financial Officer	2010 2009	120,000 105,000	0 0	120,000 105,000

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to the named officers, in accordance with ASC 718. See note 7 to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes valuation model

(2)	Mr. Davy resigned on July 10, 2008

(3)	Mr. Holtermann was appointed on July 29, 2008 and resigned on November 16, 2009

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

There are no outstanding equity awards for any executive officer at March 31, 2010

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The number of shares outstanding of the Company’s common stock as of July 7, 2011 was 55,036,000.

Security Ownership of Management

The following table sets forth as of July 7, 2011, the number of shares of the Company’s current directors, the Company’s executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

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

*           Indicates less than one percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE.

Our Board of Directors reviews and approves all related party transactions on an on-going basis.  The Company has rented office space at South Lodge, Paxhill Park, West Sussex from its president at a monthly rent of £750, equivalent to $1,118 at March 31, 2010, from January 1, 2007.

Other than the transaction stated above, none of the directors or executive officers of the Company, nor any other person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding share of its Common Stock, nor any associate or affiliate of such persons or companies has any material interest, direct or indirect, in any transaction that has occurred since April 1 2010, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

Paul Chung served on our Board of Directors and is considered “independent” as that term is defined in section 803A of the American Stock Exchange Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MaloneBailey, LLP serves as our independent registered public accounting firm.

Audit Fees

During the fiscal years ended March 31, 2010 and 2009, MaloneBailey, LLP billed us aggregate fees and expenses in the amount of $10,000 and $23,000 respectively.  These aggregate fees listed above include professional services for the audit of our annual financial statements included in our reports on Form 10-Q and Form 10-K.

Audit Related Fees

There were no fees billed by MaloneBailey, LLP for audit related services rendered during fiscal years ended March 31, 2010 and 2009.

Tax Fees

There were no fees billed by MaloneBailey, LLP for tax services rendered during fiscal years ended March 31, 2010 and 2009.

All Other Fees

There were no other services provided by MaloneBailey, LLP during fiscal years ended March 31, 2010 and 2009.

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
A Form 8-K was filed on July 1, 2011

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1834, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFAIR MINING & MINERALS INC

Date: July 15, 2011	By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
President

Date: July 15, 2011	By: /s/ Peter Mills
Peter Mills
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: July 15, 2011	By: /s/ Clive de Larrabeiti
Clive de Larrabeiti
Director

Date: July 15, 2011	By: /s/ Peter Mills
Peter Mills
Director

Date: July 15, 2011	By: /s/ Paul Chung
Paul Chung
Director

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Mayfair Mining & Minerals, Inc. and its subsidiaries (an exploration stage company) (collectively, the “Company”) as of March 31, 2010 and 2009, and the consolidated statements of operations, shareholders’ equity and cash flows for the years then ended and for the period from August 14, 2002 (inception) to March 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the cumulative period from August 14, 2002 (inception) to March 31, 2006 were audited by other auditors whose reports dated August 10, 2006 expressed an unqualified opinion on those statements with explanatory paragraphs discussing the Company’s ability to continue as a going-concern. Our opinion on the shareholders’ equity, statements of operations and cash flows from inception of the exploration stage to March 31, 2010, insofar as it relates to amounts for prior periods through March 31, 2006, is solely based on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended and for the period from inception through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

July 15, 2011

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	MARCH 31
	2010	2009

ASSETS

Current
Cash	$3,005	$1,592

Total Assets	$3,005	$1,592

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$388,665	$433,478
Accounts payable and accrued liabilities – Related Party	275,404	138,971
Short term debt – Related Party	130,000	135,657
Total Liabilities	794,069	708,106

SHAREHOLDERS’ DEFICIT
Common Stock
Authorized: 75,000,000 shares, par value $0.001 per share
Issued and outstanding: 50,036,000 shares in 2010 and 44,222,000 in 2009	50,036	44,222
Additional paid-in capital	9,172,601	8,655,155

Deficit Accumulated During The Exploration Stage	(10,013,701)	(9,405,891)
Total Shareholders' Deficit	(791,064)	(706,514)
Total Liabilities and Shareholders’ Deficit	$3,005	$1,592

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			AUGUST 14
	YEARS ENDED		2002 TO
	MARCH 31		MARCH 31
	2010	2009	2010

Sales	$32,982	$34,243	$85,738

Expenses
Exploration expense	66,036	294,557	838,324
Selling, general and administrative	131,838	347,549	2,026,840
Compensation	295,740	570,698	5,224,653
Impairment	141,384	244,392	2,002,003
Net loss from Operations	602,016	1,422,953	10,006,082

Other Expenses
Interest expense	5,794	17,170	71,905
Loss Before Non Controlling Interests	607,810	1,440,123	10,077,987

Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	(64,286)

Net Loss	$607,810	$1,440,123	$10,013,701

Basic & Diluted Loss Per Share	$(0.01)	$(0.04)
Weighted Average Shares Outstanding	48,923,830	40,171,734

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31		PERIOD FROM INCEPTION AUGUST 14 2002 TO MARCH 31
	2010	2009	2010
Cash Flows From Operating Activities
Net Loss	$(607,810)	$(1,440,123)	$(10,013,701)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Stock option expense	-	80,446	3,167,663
Stock issued for services	-	-	75,000
Impairment	141,384	244,392	1,910,171
Depreciation and amortization	-	585	27,408
Amortization of debt discount	-	-	40,000
Minority interest in loss of consolidated subsidiary	-	-	(64,286)
Charitable donation of office furniture	-	-	100,000
Accounts receivable	-	9,963	(98)
Inventory	-	-	(68,766)
Mineral rights reserve	-	-	66,665
Accounts payable and accrued liabilities	(102,953)	37,053	243,965
Accounts payable – related parties	136,433	8,019	275,404
Net cash used in operating activities	(432,946)	(1,059,665)	(4,240,575)

Cash Flows From Investing Activities
Purchase of capital assets	-	(19,977)	(354,785)
Cash paid for investment	(141,384)	-	(923,809)
Net cash used in investing activities	(141,384)	(19,977)	(1,278,594)
Cash Flows From Financing Activities
Proceeds from common stock issued, net of offering costs	581,400	1,015,600	3,967,924
Share subscriptions received	-	-	1,294,250
Proceeds from stock options exercised	-	-	30,000
Borrowings on debt	(5,657)	5,657	230,000
Net cash provided by financing activities	575,743	1,021,257	5,522,174

Net (Decrease)/Increase In Cash	1,413	(58,385)	3,005
Cash, Beginning Of Period	1,592	59,977	-
Cash, End Of Period	$3,005	$1,592	$3,005

Stock Issued for Investment	$-	$225,000	$592,500
Stock Issued for Conversion of Loan	$-	$100,000	$100,000
Exercise Option for Accounts Payable in Lieu of Cash	$-	$15,000	$15,000
Equity Offering Costs Included in Accounts Payable	$58,140	$101,560	$159,700
Debt Discount from Beneficial Conversion Feature	$-	$-	$40,000
Interest Paid	$5,794	$17,170	$33,222
Taxes Paid	$-	$-	$-

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

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						DEFICIT
	COMMON STOCK					ACCUMULATED
			ADDITIONAL	SHARE	NON	DURING THE
			PAID-IN	SUBSCRIPTIONS	CONTROLLING	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	INTEREST	STAGE	TOTAL
Continued
Balance, March 31, 2009	44,222,000	$44,222	$8,655,155	$-	$-	$(9,405,891)	$(706,514)

Shares issued for cash at $0.10	5,814,000	5,814	575,586	-	-	-	581,400
Offering Costs			(58,140)	-	-	-	(58,140)
Net loss for the year	-	-	-	-	-	(607,810)	(607,810)
Balance, March 31, 2010	50,036,000	$50,036	$9,172,601	-	-	(10,013,701)	(791,064)

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

1.      SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Mayfair Mining & Minerals Inc. and its Subsidiaries (collectively, the “Company”) have been prepared under generally accepted accounting principles in the United States.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2010 and 2009, cash and cash equivalents consists of cash only.

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

Revenue Recognition

Mayfair generates revenue from minerals which are sold in bulk to third parties.  Revenue from mineral sales is recognized when the goods have been delivered to the customer and the amount is realizable.

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

Basic and Diluted Loss Per Share

In accordance with FASB ASC 260 - “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2010 and 2009, 0 and 2,150,000 outstanding stock options were anti-dilutive, so basic and diluted loss per share are the same.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair value.

Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in FASB ASC 360-10 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended March 31, 2010 and 2009, the Company recorded impairment of operating assets of $0 and $19,392.

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

2.      GOING CONCERN

The accompanying financial statements have been prepared assuming that Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has accumulated a deficit and a working capital deficiency as of March 31, 2010 and has continuous net losses since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties and extraction of its commercial minable reserves.  Management has plans to seek additional capital through a public offering of its common stock.  Accordingly, there is substantial doubt about the company’s ability to continue as a going concern.  The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company is required to advance $12,500 of loan proceeds per month.  The Company has the right to withdraw its remaining funding obligations if it determines that the project is no longer feasible.  As of March 31, 2010, the Company had advanced $1,442,224 (March 31, 2009 - $1,403,294).

The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest.

Under the terms of the Agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $2,500 each.  The employment contract is for one year and is automatically renewable each year unless either party provides one month’s termination notice.  Due to mining operation being put on standby since late 2008, for the year ended March 31, 2010, the company paid a reduced amount of $30,000 (March 31, 2009 - $60,000). The Agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

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

Spain

In June 2009, the Company entered into an agreement with Cambridge Mineral Resources plc, a UK incorporated company, to acquire its wholly-owned Spanish subsidiary, Recursos Metallicos SA.  In February 2011, the Company announced that the transaction had not closed and was taking legal advice with regard to compensation for its expenditure made, based on representations of the vendors during those acquisition negotiations.  This is still on-going.  The total amount paid to and on behalf of Cambridge Mineral Resources was $141,384.  As a result of the acquisition, never having been completed, the Company recognized an impairment charge of $141,384 during the year ended March 31, 2010.

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

As of March 31, 2010, the Company evaluated its mineral property costs, inventory and property, plant and equipment for impairment in accordance with FASB ASC 360-10.  The Company determined that as a result of the acquisition of Recursos Metallicos SA never having been completed an impairment loss of $141,384 was recorded. (See note 3)

Goodwill in Mayfair Zambia

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

During the year ended March 31, 2010, the Company paid management fees amounting to $265,740 to three directors.  Of this amount, $190,415 (March 31, 2009 - $85,215) was outstanding and included in related party accounts payable and accrued liabilities at March 31, 2010.  In addition, the Company owed $54,331 (March 31, 2009 - $45,781) to various employees and directors of Mayfair Zambia for accrued salaries and $30,658 (March 31, 2009 - $7,974) to directors of the Company for certain general and administrative expenses as of March 31, 2010. These amounts are included in related party accounts payable and accrued expenses in the consolidated balance sheet.

The Company’s administrative office is located at South Lodge, Paxhill Park, Lindfield, West Sussex RH16 2QY. The Company rents an office at this address with effect from January 1, 2007 at a rental rate of approximately US$1,500 a month. The rent is paid to the owner of the office building who is an Officer and Director of the Company.

As of March 31, 2010 and 2009, the Company owed $130,000 and $135,657 to a director for advances.  The loan is repayable on demand, unsecured and interest free.  The loan is convertible into common stock of the Company at $0.10 per share at any time.  During fiscal year 2009, $5,657 was advanced to the company and $100,000 was converted into 1,000,000 shares of common stock of the Company at $0.10 per share.  During fiscal year 2010, $5,657 was repaid.

6.	CAPITAL STOCK

2009

During the year ended March 31, 2009, the Company issued 10,156,000 shares of common stock for cash at a price of $0.10 per share in a private placement for total proceeds of $1,015,600.  Offering costs associated with this stock sale were $101,560 and were included in accounts payable as of March 31, 2010 and 2009.

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

2010

During the year ended March 31, 2010, the Company issued 5,814,000 shares of common stock for cash at a price of $0.10 per share in a private placement for total proceeds of $581,400.  Offering costs associated with this stock sale were $58,140 and were included in accounts payable as of March 31, 2010.

7.	STOCK OPTIONS & WARRANTS

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

During the year ended March 31, 2010, 2,150,000 options to purchase restricted shares of common stock lapsed.

Stock Option and Warrant transactions are summarized as follows

		WEIGHTED	WEIGHTED
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
		PER SHARE	IN YEARS

Outstanding and exercisable as at April 1, 2008	2,625,000	0.45	1.07
Exercised - options	(100,000)	0.15
Expired - options	(175,000)	0.15
Expired - warrants	(200,000)	0.60
Granted - options	700,000	0.25
Expired - options	(700,000)	0.25
Balance as at March 31, 2009	2,150,000)	0.48	0.17
Expired - options	(150,000)	0.15

Expired - options	(2,000,000)	0.50
	-

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2010	2009

Loss for the period	$(607,810)	$(1,440,123)
Average statutory tax rate	35%	35%
Expected income tax provision	(213,000)	(504,000)
Non-deductible stock based compensation	-	28,000
Non-deductible stock issued for investment	-	79,000
Increase in valuation allowance	213,000	397,000
Income tax expense	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2010	2009

Total income tax operating loss carry forward	$6,646,000	$6,038,000

Statutory tax rate	35%	35%

Deferred income tax asset	2,326,000	2,113,000

Valuation allowance	(2,326,000)	(2,113,000)

	$-	$-

The Company has incurred operating losses for tax purposes of approximately $6,646,000 which, if unutilized, may expire depending on the jurisdiction.  The net operating loss carry forward has started to expire for losses incurred in Zambia from fiscal year 2010 and will start to expire for losses incurred in the United States from fiscal year 2023.

The amount of losses incurred in Zambia which have expired amount to $9,000. Future tax benefits, which may arise as a result of these losses and which are subject to the fiscal laws in the jurisdictions concerned at the time of claiming relief, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance.

9.	SUBSEQUENT EVENTS

Subsequent to March 31, 2010, the Company sold 5,000,000 shares of common stock at $0.02 per share for total proceeds of $100,000.

F-12