Form 10-K
period 2011-03-31
MAYFAIR MINING & MINERALS INC
filed 2011-09-08
CIK 1211526

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2011
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-102117

MAYFAIR MINING & MINERALS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	45-0487294 (Employer Identification No.)

MAYFAIR MINING & MINERALS, INC.
 South Lodge, Paxhill Park, Lindfield, West Sussex, UK
RH16 2QY
(Address of principal executive offices, including zip code.)

44-(1444)-220211
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer's revenues for its most recent fiscal year are $Nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, as at suspension, July 20, 2011 is $726,240.

As of September 8, 2011, there were 48,416,000 shares of common voting stock, $0.001 par value per share held by non-affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[_] Yes [_] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 8 2011 – 55,036,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

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

Item 1. BUSINESS

Background and Corporate Structure

Mayfair Mining & Minerals, Inc (the “Company”) is an exploration stage company, formed under the laws of the State of Nevada on August 14, 2002, to engage in the business of mining.  The Company currently holds 100% ownership of two incorporated subsidiaries, Mayfair Mining & Minerals ( UK ) Limited which in turn owns 100% of Mayfair Mining & Minerals ( Zambia ) Limited.  During June 2009, the Company entered into an agreement with Cambridge Mineral Resources plc. a UK incorporated company, to acquire its wholly-owned Spanish subsidiary - Recursos Metalicos SA. In February 2011, the Company announced that the transaction had not closed and was taking legal advice with regard to compensation for its expenditure made, based on representations of the vendors during those acquisition negotiations.  This is still under consideration.   During March, 2011, the Company entered into an agreement with Southern Central Private Equity (Private), a Zimbabwean private company, to acquire 100% of its equity. On July 1, 2011 in an 8K filing, it was announced that the agreement had been terminated through mutual agreement of the parties.

Administrative Office

The Company’s administrative office is located at South Lodge, Paxhill Park, Lindfield,  West Sussex RH16 2QY, telephone 44-(1444)-220211. The company has rented an office at this address with effect from January 1, 2007 at a rental rate of approximately US$1,200 a month. The rent is paid to the owner of the office building who is an Officer and Director of the Company. Our registered statutory office is located at 3990 Warren Way, Reno, Nevada, USA 89509.

Employees

The Company currently has 2 employees, both of whom are full-time and Directors.

General Description of the Business

Mayfair Mining & Minerals, Inc. is the parent Company incorporated in August 2002 and formed to engage in mining exploration and development of mineral projects. In August 2004 the Company was called for trading on the OTC Bulletin Board with the stock symbol MFMM. In November 2007, the Company was notified by the NASD that it had been removed from the OTC Bulletin Board as it was delinquent in its reporting obligations and since that time has been quoted on the OTC Pink market. In July 2011, the Company’s shares were temporarily suspended from trading by the SEC due to a lack of current and accurate information concerning its securities and an Order Instituting Administrative Proceedings was served on the Company, with a hearing scheduled for August 25, 2011. The Company was required to show cause why the registration of its securities should not be revoked by the Commission. The Company filed its answers with the Commission and awaits their decision on this issue. The date of September 22, 2011 has now been set for the filing of a Motion of Summary Disposition.

The Company has been actively filing its late 10K audited financial statements and since July 2010 has filed the following reports –

July 16, 2010 - Form 10-K for the fiscal year ended March 31, 2007
January 5, 2011 - Form 10-K for the fiscal year ended March 31, 2008
June 30, 2011 - Form 10-K for the fiscal year ended March 31, 2009
July 8, 2011 - Form 10-K/A for the fiscal year ended March 31, 2009
July 15, 2011 - Form 10-K for the fiscal year ended March 31, 2010

The Company, subsequent to the filing of this report, intends to prepare and file the further requisite information required by the SEC to achieve current filing status and regain its quotation on the OTCBB market. The Company, as of the date of this report, is listed under the Caveat Emptor designation on the OTC Grey Market.

During July 2011, the Company incorporated a new subsidiary in Zimbabwe – Mayfair Capital Private Limited with an address at 20 Ascot Road, Avondale, Harare. The Executive Directors of the subsidiary are Clive de Larrabeiti, Peter Mills, Peter Ganya and Simba Chopera who also serves as the Company Secretary. This subsidiary was incorporated to address the many commercial opportunities in the mining sector currently available in Zimbabwe and also in an effort to comply with the Indigenisation and Economic Empowerment law as it may be implemented by the Government of Zimbabwe in any possible or potential mining project acquisitions.

ZAMBIA

Due to the considerable difficulties encountered by the Company in the past in establishing its operations in Zambia and the current economic climate which has substantially hindered the Company in its recent attempted fund-raising activities, the Company’s operations, as previously reported, have been on standby since 2008. The Company and its Board are considering the disposal of any remaining assets in Zambia and intend to concentrate on developing its business interests in other countries in Africa, primarily Zimbabwe.

SPAIN

During June 2009, the Company entered into an agreement with Cambridge Mineral Resources plc., a UK incorporated company, to acquire its wholly-owned Spanish subsidiary Recursos Metalicos SA. In February 2011, the Company announced that the transaction had not closed and that it was taking legal advice with regard to compensation for expenditures made, based on the representations of the vendors during those acquisition negotiations.  This is still under consideration.

ZIMBABWE

In March 2011, the Company entered into an agreement with Southern Central Private Equity (Private) Limited, a Zimbabwean private company, to acquire 100% of its equity.  On July 1, 2011, it was announced that the agreement had been terminated and cancelled through mutual agreement of the parties.

On July 8, 2011, the Company incorporated a new subsidiary in Zimbabwe – Mayfair Capital (Private) Limited with an address at 20 Ascot Road, Avondale, Harare. The Executive Directors of the subsidiary are Clive de Larrabeiti, Peter Mills, Peter Ganya and Simba Chopera who also serves as the Company Secretary. This subsidiary was incorporated to address the many commercial opportunities in the mining sector currently available and also in an effort to address the Indigenization and Economic Empowerment law as it may be implemented by the Government of Zimbabwe in any possible or potential mining project acquisitions.

Corporate Developments during the Fiscal Year 2010-2011

On February 11, 2011, the Company announced that the acquisition of Recursos Metallicos S.A.  did not close.

On March 2, 2011, the Company announced that it had agreed to acquire Southern Central Private Equity (Private) Limited in a share exchange transaction.  On July 1, 2011, this agreement was cancelled and terminated by mutual agreement

On March 15, 2011, the Company announced that it had appointed additional executives to strengthen its management team.  Mr. Peter Ganya has been appointed as Vice President, Business Development, Africa and Mr. Bethrode Nyarufuro has been appointed as the Company’s Senior Geologist and Mining Projects Manager, Zimbabwe.  During June 2011, Mr. Nyarufuro resigned from this position, but elected to remain with the Company, as a consultant.

Corporate Developments during the Fiscal Year 2011-2012

On July 1, 2011, it was announced that the agreement to acquire Southern Central Private Equity (Private) Limited had been terminated through mutual agreement of the parties.

On July 8, 2011 it was announced that the Company had incorporated a new subsidiary in Zimbabwe – Mayfair Capital Private Limited with an address at 20 Ascot Road, Avondale, Harare.

On July 20, 2011, the Company’s shares were temporarily suspended from trading by the SEC due to a lack of current and accurate information concerning its securities and an Order Instituting Administrative Proceedings was served on the Company, with a hearing scheduled for August 25, 2011. The Company was required to show cause why the registration of its securities should not be revoked. The Company filed its answers with the Commission and awaits their decision on this issue. The date of September 22, 2011 has now been set for the filing of a Motion of Summary Disposition.

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

On February 12, 2009 Mr. Davy filed a Notice of Claim with the Employment Tribunal of the UK alleging Breach of Contract and Unfair Dismissal. The Company filed its Grounds of Resistance to these claims and a preliminary hearing was held on June 22, 2010.  All of the claims against the Company were dismissed by the Tribunal with costs awarded and received in the current fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Our securities are listed on the Pink Sheets, regulated by the NASD, under the stock symbol “MFMM ” and are also listed on the Frankfurt Stock Exchange under the stock symbol ‘‘M1M’’.  The Company was first listed on the NASDAQ OTC Bulletin Board in the United States under the symbol "MFMM.OB" in August 2004 until November 2006 and on the Pink Sheets market since that time. On July 20, 2011, the Company’s securities were temporarily suspended from trading by the SEC due to a lack of current and accurate information concerning its securities and an Order Instituting Administrative Proceedings was served on the Company. The Company, as of the date of this report, is listed on the Grey Market under the Caveat Emptor designation on the OTC market.

Bid Price Information for Common Stock
	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$0.028	$0.010	$0.12	$0.09
Second Quarter	$0.012	$0.010	$0.15	$0.06
Third Quarter	$0.030	$0.006	$0.16	$0.05
Fourth Quarter	$0.04	$0.015	$0.05	$0.03

The closing bid price of the Common Stock as reported on the date of suspension, July 20, 2011, was $0.015.

Holders

As of September 8, 2011, there were 97 holders of record of the Company’s Common Stock.  This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name”.

Dividends

The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years.  The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.

Equity Compensation Plan Information

As of the date of this report there are no shares allocated as Employee Stock Options under the company’s proposed Employee Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements”.  All statements, other than statements of historical fact, included in this form 10K that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

•	The amount and nature of future capital, development and exploration expenditures;
•	The timing of exploration activities; and
•	Business strategies and development of our business plan.

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.  Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of commodity prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors”, many of which are beyond our control.  You are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report.  You should not place undue reliance on these forward-looking statements.

Going-Concern – Presentation of Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception in August 2002, the Company has generated little revenue and has incurred a net loss of $10,371,165 from inception through to March 31, 2011.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock to fund its operations.  As of March 31, 2011, the Company has working capital deficit of $1,148,528.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  Management’s plans with regard to these conditions are described below.

Plan of Operations

The Company is an exploration stage company, formed under the laws of the state of Nevada on August 14, 2002, to engage in the business of mining.  The Company holds two wholly owned subsidiaries, Mayfair Mining & Minerals (UK) Ltd., which in turn controls Mayfair Mining & Minerals (Zambia) Ltd., and Mayfair Capital Private Limited, its recently incorporated Zimbabwean subsidiary. This subsidiary was incorporated to address the many commercial opportunities in the mining sector currently available and also in an effort to address the Indigenization and Economic Empowerment law as it may be implemented by the Government of Zimbabwe in any possible or potential mining project acquisitions.

Results of Operations

For the fiscal year ended March 31, 2011, the Company experienced a consolidated net loss of $357,464 or $0.01 per share, compared to a consolidated net loss of $607,810 or $0.01 per share during the comparable period last year.  The $250,346 decrease in consolidated net loss is primarily due to a reduction in exploration expenses amounting to $66,036, and a reduction in impairment of $141,384.  Production was halted in late 2008.

Liquidity and Capital Resources

Cash Flows

During the fiscal year ended March 31, 2011, the Company utilized cash on hand and loans from a director to fund its operations.  As a result, cash and cash equivalents decreased from $3,005 at March 31, 2010 to $1,558 at March 31, 2011.

Capital Resources

As of March 31, 2011, the Company had cash and cash equivalents of $1,558.  Since inception, the company has relied primarily upon proceeds from private placement of its shares, and more recently on loans from a director as its primary source of financing to fund its operations.  We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations.  Issuance of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

Capital Requirements and Liquidity; Need for Subsequent Funding

As a result of the Company’s limited capital resources, the Company has reduced its exploration activities and administrative costs to conserve capital while it tries to secure additional sources of capital to fund its operations.

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

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Although the majority of our expenditures are in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.    We currently do not engage in any currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following the signature page of this form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of March 31, 2011, we have carried out an evaluation, under the supervision of, and with the participation of the management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based upon the foregoing, the President and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective in light of the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2011 due to the following material weaknesses:

•
Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants.  Management corrected any errors prior to the release of our company’s March 31, 2011 consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

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
Since August 2002, Clive de Larrabeiti has been the President and Chairman of the board of Directors of the Company.  Through his involvement with the financial and public equity markets in Europe and North America over the past 26 years he has had major experience in the mining finance industry.  From July, 1998 until March, 2002, he was a Director and Vice-President of Net Nanny Software International Inc., listed on the TSX and the OTCBB (NNS:TSX, NNSWF:OTCBB) From September, 2002, he was a Vice-President and Officer of Miranda Gold Corp., a natural resource company listed on the TSX Venture Exchange (the "TSX") (MAD:TSX).  From September, 2002, he was a corporate consultant with Senate Capital Group, a venture capital company with headquarters in British Columbia, Canada.  He resigned this position effective February 6, 2004.  He is a resident of the United Kingdom.

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

Alexander Holtermann resigned as a Director and Officer on November 16, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years March 31, 2011 and 2010 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s most highly compensated executive officers (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(1)	Total ($)
Clive de Larrabeiti President	2011 2010	120,000 120,000	0 0	120,000 120,000
Alexander Holtermann(2) Director	2011 2010	0 25,740	0 0	0 25,740
Peter Mills Chief Financial Officer	2011 2010	120,000 120,000	0 0	120,000 120,000

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to the named officers, in accordance with ASC 718. See note 7 to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes valuation model

(2)	Mr. Holtermann resigned on November 16, 2009

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

Currently, there are no stock options allocated or granted to our named executive officers.

Stock Option, Stock Awards and Equity Incentive Plans

There are no outstanding equity awards for any executive officer at March 31, 2011

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The number of shares outstanding of the Company’s common stock as of September 8, 2011 was 55,036,000.

Security Ownership of Management

The following table sets forth as of September 8, 2011, the number of shares of the Company’s current directors, the Company’s executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

Name and Address of Beneficial Owner	Position	Amount and Nature of Mayfair Beneficial Ownership	Percent of Mayfair Common Stock
Clive de Larrabeiti South Lodge, Paxhill Park, W Sussex, RH16 2QY	President	6,515,000	11.8%
Peter Mills South Lodge, Paxhill Park, W Sussex, RH16 2QY	Chief Financial Officer	55,000	*
Paul Chung South Lodge, Paxhill Park, W Sussex, RH16 2QY	Director	50,000	*
All current directors, executive officers and named executive officers as a group (three persons)		6,620,000	12.0%

*  Indicates less than one percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE.

Our Board of Directors reviews and approves all related party transactions on an on-going basis.  The Company has rented office space at South Lodge, Paxhill Park, West Sussex from its president at a monthly rent of £750, equivalent to $1,202 at March 31, 2011, from January 1, 2007.

Other than the transaction stated above, none of the directors or executive officers of the Company, nor any other person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding share of its Common Stock, nor any associate or affiliate of such persons or companies has any material interest, direct or indirect, in any transaction that has occurred since April 1 2011, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

Paul Chung served on our Board of Directors and is considered “independent” as that term is defined in section 803A of the American Stock Exchange Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MaloneBailey, LLP serves as our independent registered public accounting firm.

Audit Fees

During the fiscal years ended March 31, 2011 and 2010, MaloneBailey, LLP billed us aggregate fees and expenses in the amount of $10,000 and $13,330 respectively.  These aggregate fees listed above include professional services for the audit of our annual financial statements included in our reports on Form 10-Q and Form 10-K.

Audit Related Fees

There were no fees billed by MaloneBailey, LLP for audit related services rendered during fiscal years ended March 31, 2011 and 2010.

Tax Fees

There were no fees billed by MaloneBailey, LLP for tax services rendered during fiscal years ended March 31, 2011 and 2010.

All Other Fees

There were no other services provided by MaloneBailey, LLP during fiscal years ended March 31, 2011 and 2010.

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
_______________
*    Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-102117b on December 23,2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1834, the registrant caused this report to be signed on its behalf buy the undersigned, thereunto duly authorized.

MAYFAIR MINING & MINERALS INC

Date: September 8, 2011	By:	/s/ Clive de Larrabeiti
Clive de Larrabeiti
President

Date: September 8, 2011	By:	/s/ Peter Mills
Peter Mills
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: September 8, 2011	By:	/s/ Clive de Larrabeiti
Clive de Larrabeiti
Director

Date: September 8, 2011	By:	/s/ Peter Mills
Peter Mills
Director

Date: September 8, 2011	By:	/s/ Paul Chung
Paul Chung
Director

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Mayfair Mining & Minerals, Inc.
(An Exploration Stage Company)

We have audited the consolidated balance sheets of Mayfair Mining & Minerals, Inc. and its subsidiaries (an exploration stage company) (collectively, the “Company”) as of March 31, 2011 and 2010, and the consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended and for the period from August 14, 2002 (inception) to March 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the cumulative period from August 14, 2002 (inception) to March 31, 2006 were audited by other auditors whose reports dated August 10, 2006 expressed an unqualified opinion on those statements with explanatory paragraphs discussing the Company’s ability to continue as a going-concern. Our opinion on the shareholders’ equity, statements of operations and cash flows from inception of the exploration stage to March 31, 2011, insofar as it relates to amounts for prior periods through March 31, 2006, is solely based on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended and for the period from inception through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP
www.malonebaileycom
Houston, Texas

September 08, 2011

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	MARCH 31
	2011	2010
ASSETS

Current
Cash	$1,558	$3,005
Total Assets	$1,558	$3,005

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$299,950	$388,665
Accounts payable and accrued liabilities – Related Party	503,500	275,404
Short term debt – Related Party - convertible	130,000	130,000
Short term debt – Related Party - non-convertible	216,636	-
Total Liabilities	1,150,086	794,069

SHAREHOLDERS’ DEFICIT

Common Stock
Authorized: 75,000,000 shares, par value $0.001 per share Issued and outstanding: 50,036,000 shares in 2011 and 2010	50,036	50,036
Additional paid-in capital	9,172,601	9,172,601

Deficit Accumulated During The Exploration Stage	(10,371,165)	(10,013,701)
Total Shareholders' Deficit	(1,148,528)	(791,064)
Total Liabilities and Shareholders’ Deficit	$1,558	$3,005

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED MARCH 31		CUMULATIVE PERIOD FROM INCEPTION AUGUST 14 2002 TO MARCH 31
	2011	2010	2011

Sales	$-	$32,982	$85,738
Gain on legal settlement	11,131	-	11,131
	11,131	32,982	96,869
Expenses
Exploration expense	-	66,036	838,324
Selling, general and administrative	98,789	131,838	2,125,629
Compensation	267,724	295,740	5,492,377
Impairment	-	141,384	2,002,003
Net loss from Operations	355,382	602,016	10,361,464

Other Expenses
Interest expense	2,082	5,794	73,987
Loss Before Non Controlling Interests	357,464	607,810	10,435,451

Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	(64,286)

Net Loss	$357,464	$607,810	$10,371,165

Basic & Diluted Loss Per Share	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	50,036,000	48,923,830

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31		PERIOD FROM INCEPTION AUGUST 14 2002 TO MARCH 31
	2011	2010	2011
Cash Flows From Operating Activities
Net Loss	$(357,464)	$(607,810)	$(10,371,165)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Stock option expense	-	-	3,167,663
Stock issued for services	-	-	75,000
Impairment	-	141,384	1,910,171
Depreciation and amortization	-	-	27,408
Amortization of debt discount	-	-	40,000
Minority interest in loss of consolidated subsidiary	-	-	(64,286)
Charitable donation of office furniture	-	-	100,000
Accounts receivable	-	-	(98)
Inventory	-	-	(68,766)
Mineral rights reserve	-	-	66,665
Accounts payable and accrued liabilities	(88,715)	(102,953)	155,250
Accounts payable – related parties	228,096	136,433	503,500
Net cash used in operating activities	(218,083)	(432,946)	(4,458,658)

Cash Flows From Investing Activities
Purchase of capital assets	-	-	(354,785)
Cash paid for investment	-	(141,384)	(923,809)
Net cash used in investing activities	-	(141,384)	(1,278,594)
Cash Flows From Financing Activities
Proceeds from common stock issued, net of offering costs	-	581,400	3,967,924
Share subscriptions received	-	-	1,294,250
Proceeds from stock options exercised	-	-	30,000
Borrowings on debt	216,636	(5,657)	446,636
Net cash provided by financing activities	216,636	575,743	5,738,810

Net (Decrease)/Increase In Cash	(1,447)	1,413	1,558
Cash, Beginning Of Period	3,005	1,592	-
Cash, End Of Period	$1,558	$3,005	$1,558
Non-Cash Investing and Financing Activities:
Stock Issued for Investment	$-	$-	$592,500
Stock Issued for Conversion of Loan	$-	$-	$100,000
Exercise Option for Accounts Payable in Lieu of Cash	$-	$-	$15,000
Equity Offering Costs Included in Accounts Payable	$-	$58,140	$159,700
Debt Discount from Beneficial Conversion Feature	$-	$-	$40,000
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,082	$5,794	$35,304
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK					DEFICIT ACCUMULATED
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS RECEIVED	NON CONTROLLING INTEREST	DURING THE EXPLORATION STAGE	TOTAL

Shares issued for cash at $0.001	7,000,000	$7,000	$-	$-	$-	$-	$7,000
Related party loan payable contributed as capital	-	-	16,536	-	-	-	16,536
Net loss for the period	-	-	-	-	-	(3,291)	(3,291)

Balance, March 31, 2003	7,000,000	7,000	16,536	-	-	(3,291)	20,245

Related party loan payable Contributed as capital	-	-	7,075	-	-	-	7,075
Shares issued for cash at $0.10, net of share issue costs of $19,416	1,500,000	1,500	129,084	-	-	-	130,584
Net loss for the year	-	-	-	-	-	(31,472)	(31,472)

Balance, March 31, 2004	8,500,000	8,500	152,695	-	-	(34,763)	126,432

Repayment of related party loan contributed as capital	-	-	(23,611)	-	-	-	(23,611)
Shares issued for cash at $0.15	3,500,000	3,500	521,500	-	-	-	525,000
Non-Controlling Interest in Mayfair Zambia					64,286		64,286
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-		(2,580)	-	(2,580)
Stock-based compensation	-	-	659,000	-	-	-	659,000
Net loss for the year	-	-	-	-	-	(801,478)	(801,478)

Balance, March 31, 2005	12,000,000	12,000	1,309,584	-	61,706	(836,241)	547,049

Shares issued for cash at $0.50	149,000	149	74,351	-	-	-	74,500
Share subscriptions received	-	-	-	1,170,500	-	-	1,170,500
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-	-	(52,488)	-	(52,488)
Stock-based Compensation	-	-	376,000	-	-	-	376,000
Net loss for the year	-	-	-	-		(973,755)	(973,755)

Balance, March 31, 2006	12,149,000	$12,149	$1,759,935	$1,170,500	$9,218	$(1,809,996)	$1,141,806

(Continued)

The accompanying notes are an integral part of these consolidated financial statements

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK					DEFICIT ACCUMULATED
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS RECEIVED	NON CONTROLLING INTEREST	DURING THE EXPLORATION STAGE	TOTAL
Balance, March 31, 2006	12,149,000	$12,149	$1,759,935	$1,170,500	$9,218	$(1,809,996)	$1,141,806

Shares issued for cash at $0.50	464,000	464	231,536	-	-	-	232,000
Options exercised	825,000	825	122,925	-	-	-	123,750
Shares allocated from share subscriptions	2,337,000	2,337	1,168,163	(1,170,500)	-	-	-
Shares issued for acquisition of office furniture	100,000	100	99,900	-	-	-	100,000
Shares issued for acquisition of investment	490,000	490	367,010	-	-	-	367,500
Shares issued for services	75,000	75	74,925	-	-	-	75,000
Stock based compensation	-	-	2,052,217	-	-	-	2,052,217
Non Controlling Interest In Loss Of Consolidated Subsidiary	-	-	-	-	(9,218)	-	(9,218)
Net loss for the year	-	-	-	-	-	(4,476,930)	(4,476,930)
Balance, March 31, 2007	16,440,000	16,440	$5,876,611	-	-	(6,286,926)	(393,875)

Shares issued for cash at $0.10, net of offering costs	15,576,000	15,576	1,386,264	-	-	-	1,401,840
Shares issued for exercise of options	200,000	200	29,800	-	-	-	30,000
Debt discount from beneficial conversion feature	-	-	40,000	-	-	-	40,000
Net loss for the year	-	-	-	-	-	(1,678,842)	(1,678,842)
Balance, March 31, 2008	32,216,000	32,216	$7,332,675	-	-	(7,965,768)	(600,877)

Shares issued for cash at $0.10, net of offering costs	10,156,000	10,156	1,005,444	-	-	-	1,015,600
Offering costs	-	-	(101,560)	-	-	-	(101,560)
Shares issued for acquisition of investment	750,000	750	224,250	-	-	-	225,000
Shares issued for exercise of options for accounts payable in lieu of cash	100,000	100	14,900	-	-	-	15,000
Shares issued for conversion of loan	1,000,000	1,000	99,000	-	-	-	100,000
Stock based compensation	-	-	80,446	-	-	-	80,446
Net loss for the year	-	-	-	-	-	(1,440,123)	(1,440,123)
Balance March 31, 2009	44,222,000	$44,222	$8,655,155	$-	$-	$(9,405,891)	$(706,514)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK					DEFICIT ACCUMULATED
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS RECEIVED	NON CONTROLLING INTEREST	DURING THE EXPLORATION STAGE	TOTAL
Balance, March 31, 2009	44,222,000	$44,222	$8,655,155	$-	$-	$(9,405,891)	$(706,514)

Shares issued for cash at $0.10	5,814,000	5,814	575,586	-	-	-	581,400
Offering costs	-	-	(58,140)	-	-	-	(58,140)
Net loss for the year	-	-	-	-	-	(607,810)	(607,811)
Balance, March 31, 2010	50,036,000	50,036	$9,172,601	-	-	$(10,013,701)	$(791,064)

Net loss for the year	-	-	-	-	-	(357,464)	(357,464)
Balance, March 31, 2011	50,036,000	$50,036	$9,172,601	$-	$-	$(10,371,165)	$(1,148,528)

The accompanying notes are an integral part of these consolidated financial statements.

MAYFAIR MINING & MINERALS, INC. and SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2011 and 2010, cash and cash equivalents consists of cash only.

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

Basic and Diluted Loss Per Share

In accordance with FASB ASC 260 - “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2011 and 2010, there were no outstanding stock options, so basic and diluted loss per share are the same.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair value.

Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in FASB ASC 360-10 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended March 31, 2011 and 2010, the Company recorded no impairment of operating assets.

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

Gain on Legal Settlement

The gain on legal settlement is an amount awarded to the company by an Employment Tribunal for a case brought by a former director and is recognized when the amount is received.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a significant impact on its financial position or result of operations.

2.     GOING CONCERN

The accompanying financial statements have been prepared assuming that Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has accumulated a deficit and a working capital deficiency as of March 31, 2011 and has continuous net losses since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties and extraction of its commercial minable reserves.  Management has plans to seek additional capital through a public offering of its common stock.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company is required to advance $12,500 of loan proceeds per month.  The Company has the right to withdraw its remaining funding obligations if it determines that the project is no longer feasible.  During the year the Company so determined and no further  funding was advanced.  As of March 31, 2011, the Company had advanced $1,442,224 (March 31, 2010 - $1,442,224).

The two Zambian private companies transferred all their rights and interests to mining licenses in three prospective mining projects to Mayfair Zambia in return for a 30% equity interest.

Under the terms of the Agreement, two principals of the non-controlling interest holders are employed under contract to direct the day to day working operations of Mayfair Zambia at a monthly salary of $2,500 each.  The employment contract is for one year and is automatically renewable each year unless either party provides one month’s termination notice.  Due to mining operation being put on standby since late 2008, for the year ended March 31, 2011, the company paid $0 (March 31, 2010 - $30,000). The Agreement is for a ten year term, and shall continue for successive ten year terms unless otherwise terminated.

On May 7, 2008, the Company acquired the residual 30% equity interest in Mayfair Zambia giving the Company 100% ownership in exchange for 750,000 shares of the Company’s common stock.

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

5.	RELATED PARTY TRANSACTIONS

During the year ended March 31, 2011, the Company paid management fees amounting to $240,000 to two directors.  Of this amount and amounts for previous years, $388,759 (March 31, 2010 - $190,415) was outstanding and included in related party accounts payable and accrued liabilities at March 31, 2011.  In addition, the Company owed $54,331 (March 31, 2010 - $54,331) to various employees and directors of Mayfair Zambia for accrued salaries and $60,410 (March 31, 2010 - $30,658) to directors of the Company for certain general and administrative expenses as of March 31, 2011. These amounts are included in related party accounts payable and accrued expenses in the consolidated balance sheet.

The Company’s administrative office is located at South Lodge, Paxhill Park, Lindfield, West Sussex RH16 2QY. The Company rents an office at this address with effect from January 1, 2007 at a rental rate of approximately US$1,500 a month. The rent is paid to the owner of the office building who is an Officer and Director of the Company.

As of March 31, 2011 and 2010, the Company owed $346,636 and $130,000 to a director for advances.  The loan is repayable on demand, unsecured and interest free.  $130,000 of the loan is convertible into common stock of the Company at $0.10 per share at any time.  During fiscal year 2010, $5,657 was repaid.

6.	CAPITAL STOCK

2010

During the year ended March 31, 2010, the Company issued 5,814,000 shares of common stock for cash at a price of $0.10 per share in a private placement for total proceeds of $581,400.  Offering costs associated with this stock sale were $58,140 and were included in accounts payable as of March 31, 2010.  There was no common stock issued during the year ended March 31, 2011.

7.	STOCK OPTIONS & WARRANTS

During the year ended March 31, 2010, 2,150,000 options to purchase restricted shares of common stock lapsed.

Stock Option and Warrant transactions are summarized as follows

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED REMAINING CONTRACTUAL LIFE IN YEARS
Outstanding and exercisable as at April1, 2009	2,150,000	0.48	0.17
Expired - options	(150,000)	0.15
Expired - options	(2,000,000)	0.50
	-

8.	INCOME TAXES

The Company is subject to United States income taxes, and United Kingdom and Zambia income taxes (to the extent of its operations in the United Kingdom and Zambia).  The Company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2011	2010

Loss for the period	$(357,464)	$(607,810)
Average statutory tax rate	35%	35%

Expected income tax provision	(125,000)	(213,000)
Increase in valuation allowance	125,000	213,000
Income tax expense	-	-

Significant components of the Company’s deferred income tax assets are as follows:

	2011	2010

Total income tax operating loss carry forward	$7,003,000	$6,646,000

Statutory tax rate	35%	35%

Deferred income tax asset	2,450,000	2,326,000

Valuation allowance	(2,450,000)	(2,326,000)

	$-	$-

The Company has incurred operating losses for tax purposes of approximately $7,003,000 which, if unutilized, may expire depending on the jurisdiction.  The net operating loss carry forward has started to expire for losses incurred in Zambia from fiscal year 2010 and will start to expire for losses incurred in the United States from fiscal year 2023.

The amount of losses incurred in Zambia which have expired amount to $184,000. Future tax benefits, which may arise as a result of these losses and which are subject to the fiscal laws in the jurisdictions concerned at the time of claiming relief, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance.

9.	SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company sold 5,000,000 shares of common stock at $0.02 per share for total proceeds of $100,000.